Form 10-K
period 1999-12-31
INFOWAVE SOFTWARE INC
filed 2000-03-30
CIK 1074564

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________
     Commission file number 0-29944

                             INFOWAVE SOFTWARE, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    BRITISH COLUMBIA, CANADA                            98 0183915
------------------------------------        ------------------------------------
 (Jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

                       SUITE 188 -- 4664 LOUGHEED HIGHWAY
                           BURNABY, BRITISH COLUMBIA,
                                 CANADA V5C 5T5
                    (Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER: (604) 473-3600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class              Name of each exchange on which registered
 ---------------------------         -----------------------------------------
            None                                       None


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  Common Shares
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 1999 was approximately US$156,000,000. The number of shares of the Registrant's Common Shares outstanding as of December 31, 1999, was 18,297,470.


================================================================================

                                TABLE OF CONTENTS



ITEM 1:   BUSINESS..................................................................................... 1


ITEM 2:   PROPERTIES...................................................................................15


ITEM 3:   LEGAL PROCEEDINGS............................................................................16


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................16


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS.......................17


ITEM 6:   SELECTED FINANCIAL DATA......................................................................19


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........20


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................................26


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................26


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........26


ITEM 10:  DIRECTORS AND OFFICERS OF THE REGISTRANT.....................................................27


ITEM 11:  EXECUTIVE COMPENSATION.......................................................................29


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................31


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................33


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................34

FORWARD-LOOKING STATEMENTS


All statements, trend analysis and other information contained in this report relative to markets for the Corporation's services and software products and trends in revenue, gross margin and anticipated expense levels, as well as other statements about anticipated future events or results constitute forward-looking statements. Forward-looking statements often, but not always, are identified by the use of words such as "seek," "anticipate," "believe," "plan," "estimate," "expect" and "intend" and statements that an event or result "may," "will," "should," "could" or "might" occur or be achieved and other similar expressions. Forward-looking statements are subject to business and economic risks and uncertainties and other factors that could cause actual results of operations to differ materially from those contained in the forward-looking statements. Forward-looking statements are based on estimates and opinions of management at the date the statements are made. Some of these risks, uncertainties and other factors are described in Item 1 of this report under the heading "Risk Factors." The Corporation does not undertake any obligation to update forward-looking statements even if circumstances or management's estimates or opinions should change. Investors should not place undue reliance on forward-looking statements.


CURRENCY


All currency contained in this report is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Infowave has trademarks for or has applied for a trademark for "Infowave," "Infowave for Exchange," "Infowave for the Net," "Symmetry," "PowerPrint" and "StyleScript." All other trademarks or service marks appearing in this annual report are trademarks or service marks of the companies that use them.

                                     PART I

ITEM 1:    BUSINESS


GENERAL DEVELOPMENT OF BUSINESS


Founded in 1984, Infowave Software, Inc. (the "Corporation" or "Infowave") develops, markets and sells software solutions for wireless mobile computing and for printing. The Corporation has two operating divisions. The Wireless Division was founded in 1993 and provides software solutions that leverage wireless mobile data communications networks to enable mobile access to information such as email, Internet content, corporate intranets and web-based applications. The Imaging Division is the Corporation's legacy business and provides software solutions for Apple Macintosh computers that improve print quality and expand printing options.


The Corporation was formed on February 21, 1997 by the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. under the laws of the Province of British Columbia, Canada. The registered and records office of the Corporation is located at Suite 2600 - 595 Burrard Street, Vancouver, British Columbia, V7X 1L3.


In October 1999, the Corporation opened its temporary United States headquarters at Suite F/105, 22125 - 17th Avenue SE, Bothell, WA, 98021. Effective April 1, 2000, Infowave's permanent U.S. headquarters will be located at 21520 - 30th Avenue S.E., Bothell, WA, 98021.


The Corporation has been investigating opportunities to divest the Imaging Division in order to focus its resources, including management time, on the development of the Wireless Division.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


The Corporation has two reportable segments based on its two distinct product lines, being the Wireless Division and Imaging Division software products. Refer to Note 11(a) of the financial statements for segmented financial information.


WIRELESS DIVISION


INTRODUCTION - WIRELESS


Infowave's Wireless Division develops software that leverages wireless mobile data communication networks to enable mobile access to information that is normally available only from a desktop computer connected to a local area network.


The Corporation believes that the convergence of several trends is creating a significant market opportunity for wireless mobile computing solutions. These trends include the proliferation of portable computing devices that are data-centric and wireless-capable such as laptop and notebook computers, palm-sized and handheld digital assistants, two-way pagers and digital mobile phones; wireless carriers deploying faster digital wireless data networks with expanded geographical coverage; outsourced service providers offering efficient channels to deliver applications and services to enterprises and individuals; Internet portals and software vendors offering content and applications customized for mobile requirements; and significant investments by prominent technology leaders that are validating the promise of wireless mobile computing.


Infowave believes that the primary adoption pattern and scale of wireless mobile computing will be similar to that of wireless voice communications, beginning in the enterprise market and then extending to the consumer market. Consequently, Infowave's technology and marketing strategy is to initially target enterprise requirements. In creating software products for the enterprise market, the Corporation is creating solutions that it believes can also be applied to the consumer market.

SOFTWARE PRODUCTS AND TECHNOLOGY - WIRELESS


--------------------------------------------------------------------------------
   ARCHITECTURE OF CURRENT AND PLANNED INFOWAVE WIRELESS ENTERPRISE SOLUTIONS
--------------------------------------------------------------------------------

                                    [FIGURE]


The graphic above illustrates the architecture that enables mobile computing devices - laptop computers, handheld computers, mobile phones etc. - to communicate over wireless mobile data networks to connect to information normally available only from a desktop computer connected to a local area network. Infowave's server software is designed to be installed behind the firewall of a corporation and enables wireless access to information such as email and intranet content or applications such as enterprise resource planning and customer relationship management. The server software is also designed to be hosted by a service provider so that the service provider is able to deliver information or applications over a wireless mobile data network to mobile computing devices used by its subscribers.


Infowave's wireless software currently consists of three major product offerings: Infowave for Exchange, Infowave for the Net and Symmetry. These software products represent a suite of applications that provide mobile workers with wireless access to important information using a broad range of mobile computing devices that can communicate over a number of wireless mobile data networks.


In the years ended December 31, 1999, 1998 and 1997 research and development expenditures by the Corporation's Wireless Division were $1.37 million, $1.0 million and $0.79 million, respectively. Infowave's wireless software can be separated into two categories: server-based software and desktop software.

1. SERVER-BASED SOFTWARE PRODUCTS


         INFOWAVE WIRELESS ENGINE


Infowave's server-based software products are built on the Infowave Wireless Engine. The Infowave Wireless Engine forms the foundation for Infowave's current and future server-based software product offerings.

--------------------------------------------------------------------------------
     INFOWAVE'S WIRELESS ENGINE SERVES AS A WIRELESS PLATFORM. THE MODULAR ARCHITECTURE ENABLES SERVER APPLICATION MODULES TO BE CONNECTED AND ENABLED
                                  WIRELESSLY.
--------------------------------------------------------------------------------

                                   [ FIGURE ]

The Infowave Wireless Engine serves as a platform into which server application modules can be connected. The Wireless Engine acts as an interface between wireless mobile data devices communicating over wireless data networks and the applications or information that is located at an enterprise or outsourced service provider. The Wireless Engine introduces encryption, authentication, speed optimization, and session management and each application that is connected to the Wireless Engine leverages these capabilities. The Corporation entered into an indefinite non-exclusive licensing agreement with Certicom Corp. on December 5, 1997 under which Certicom encryption and decryption technology is integrated into the Corporation's wireless computing software products.


The Wireless Engine is currently compatible with mobile devices that use a Microsoft Windows operating system and with Mobitex and Cellular Digital Packet Data ("CDPD") wireless data networks. In addition to the core functionality provided by the Wireless Engine, the server application modules include application-specific business logic, functionality and other customized wireless optimizations such as device formatting. Because all of the features of the Wireless Engine extend to any application or information that is connected to the Wireless Engine, this enables Infowave to develop additional server application modules and target new strategic markets.


The Infowave Wireless Engine can be deployed directly by enterprises or can be hosted by service providers such as application service providers, service bureaus, Internet service providers, and Internet portals. The Wireless Engine currently operates on the Windows NT operating system.


     INFOWAVE FOR EXCHANGE


The Corporation's Infowave for Exchange software is a server application module that enables wireless mobile access to Microsoft Exchange server using the Microsoft Outlook client software installed on a mobile device. As a result, users are able to use the Microsoft Outlook application on a mobile device in the same manner that they would on a desktop computer. An important timesaving feature of Infowave for Exchange is that it does not wait until the traditional synchronization procedure is completed before enabling communication. The server immediately forwards new incoming email to the mobile device. Similarly, the mobile device is able to immediately send new outgoing email to the server for distribution. All data transmission is encrypted and compressed. The Infowave for Exchange server software runs on Windows NT and the client software runs with Microsoft Outlook 98 or higher versions and works on mobile devices running Windows 95/98/CE/NT.

     INFOWAVE FOR THE NET


The Corporation's Infowave for the Net software is a server application module that provides wireless mobile access to the Internet, corporate intranets and web-based applications using standard Internet browsers on mobile devices. Corporations are rapidly adopting intranets to host a wide variety of information such as sales data, service records and human resources information. Traditional applications such as customer relationship management, sales force automation and enterprise resource planning are moving from client/server platforms to web-based platforms. As a result, corporations are relying on information stored on intranets and in web-based applications to communicate both internally and externally and provide up-to-date information. Infowave for the Net provides wireless access to this information. Infowave for the Net's server software runs on Windows NT and works with various Web servers including Microsoft's Internet Information Server (IIS).


2. DESKTOP SOFTWARE PRODUCTS


     SYMMETRY


The Corporation's Symmetry software delivers email, calendar, contacts and task information stored in Microsoft Outlook to any wireless mobile device capable of receiving text messages, including pagers and digital mobile phones. All information sent to the wireless device is formatted for the specific device. Symmetry allows users to forward email using specific rules such as sender information and priority messages. It will send a user his or her calendar and task information everyday at a pre-determined time set by the user. If a calendar event is changed during the day, Symmetry will notify the user that the event has changed. When meeting reminders are sent from Outlook, they are also sent to the wireless device. If the wireless mobile device is capable of two-way messaging the user can retrieve information, such as telephone numbers, directly from his or her desktop.


The Symmetry software is installed on a user's desktop computer. The desktop computer requires a Windows 98 or higher version operating system and Microsoft Outlook 98 or higher version application software. The desktop computer must be connected to an Exchange server through a local area network. No software is required to be installed on the wireless mobile device.


PRODUCT DEVELOPMENT - WIRELESS


The Corporation is currently developing its next releases of Infowave for Exchange and Infowave for the Net. It is anticipated that these next releases will add compatibility with GSM and CDMA wireless data networks.


The Corporation is also currently developing a new server-based wireless software solution to enable mobile devices utilizing the Wireless Application Protocol (WAP) to access and view data from back-office databases and applications such as Microsoft Exchange. It is expected that this software product, Infowave for WAP, will support most major microbrowser-based interfaces and will work with most wireless devices, such as PCS and GSM phones.


CUSTOMERS AND PARTNERS - WIRELESS


In collaboration with its channel partners, Infowave both licenses and rents its wireless software solutions to the enterprise market. The Corporation is building a direct sales force that is working with its marketing alliance partners to establish reference accounts and generate demand for the reseller channel. The Corporation has entered into marketing alliances with companies that offer complementary software products or services to potential enterprise customers. These include:

o Wireless data network carriers such as Rogers AT&T Wireless in Canada; BellSouth Wireless Data LP, Bell Atlantic Mobile and AT&T Wireless Services in the United States; and ST Mobile Data PTE Ltd. in Singapore.

o Hardware developers such as Glenayre Technologies Inc., Sierra Wireless Inc. and Nokia Networks.

o    Enterprise software developers such as Pivotal Corporation.

Infowave intends to expand distribution of its wireless software solutions to the enterprise market worldwide by using international, national and regional systems integrators and value-added resellers ("VAR"). The Corporation has entered into non-exclusive national reseller agreements with RAM Mobile Data Ltd. in the United Kingdom and GE Capital IT Solutions in Canada. The Corporation has also entered into non-exclusive regional agreements with approximately 14 resellers in Canada and the United States.


The Corporation also intends to partner with a variety of service providers who will host Infowave's Wireless Engine and server application modules and provide wireless mobile computing services for a monthly fee. The Corporation intends to target service bureaus, application service providers, Internet service providers and Internet portals or content providers. To date, the Corporation has entered into agreements with Mi8 Corporation, an application service provider, and Investment.com, an Internet content provider. Each of these companies intends to offer Infowave's wireless software solutions on a subscription basis.


Infowave intends to distribute its Symmetry desktop product primarily through agreements with wireless carriers and device manufacturers in the paging and digital phone markets. The Corporation has formed an alliance with Glenayre Technologies Inc., currently the world's largest paging infrastructure provider. Glenayre intends to bundle Symmetry with each of its AccessLink II two-way pagers and to resell Symmetry to paging carriers through its extensive global sales channel. The Corporation has also received an order for a branded version of Symmetry from Rogers AT&T Wireless.


In addition to working with wireless data carriers on various marketing initiatives described above, Infowave expects to collect a portion of the airtime revenue generated by licensees or subscribers of its wireless mobile computing software.


During the past two years, no single Wireless Division customer accounted for greater than 10% of consolidated sales.


COMPETITION - WIRELESS


The market for business and consumer users of wireless mobile data solutions is in its early stage and distinct categories for solutions are still evolving. In the Business-to-Business market, two models are emerging. The Enterprise Server model requires servers and application software to be installed onsite by the enterprise. The Service Provider model uses servers and applications that are housed offsite at the Service Provider's data center. In the Business to Consumer market, two models are emerging: the Service Provider model and the Desktop model, the latter requiring no server software. Infowave competes in each of the Enterprise Server, Service Provider and Desktop markets.


To the extent known by the Corporation, competitors in the Enterprise Server market include Ericsson Inc., Telesis North Inc., Research in Motion Limited and Aether Systems Inc. In addition, a variety of custom application vendors who specialize in developer tools and niche applications pose a potential threat to Infowave should they leverage their middleware and developer tools to create applications that are competitive to those of Infowave.


To the extent known by the Corporation, competitors in the Service Provider market include Wireless Telecom, Inc. and GoAmerica Communications Corp. Messaging outsourcers, application service providers, and other forms of service providers may also compete with Infowave depending on which wireless mobile software products they use for their offerings. Infowave will sell its commercial server software products to these outsourcers and will therefore compete with those that choose other wireless software for their offerings.


To the extent known by the Corporation, competitors in the Desktop market include Research in Motion Limited and Roku Technologies.

Indirect competition for the Corporation also comes from other companies operating in the wireless communications sector but targeting alternative market segments. As the Corporation is expecting to expand its business to cover a broader spectrum of wireless mobile data solutions, it is possible that it may compete directly with these companies.


In addition, the wireless mobile data communications industry is subject to rapid technological change and evolving industry standards. New competition may arise from new technologies or new approaches to the market. See "Risk Factors - Reliance on New Technologies" and "-Competition."


Many of the Corporation's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Corporation and may succeed in establishing technology standards or strategic alliances in the wireless mobile data communications market, obtain more rapid market acceptance for their software products or otherwise gain a competitive advantage. See "Risk Factors - Competition."


IMAGING DIVISION


INTRODUCTION - IMAGING


The Imaging Division of the Corporation develops, markets and sells the Corporation's printer driver software products.


Computer operating systems such as Microsoft Windows ("Windows") and the Apple Macintosh operating system ("Mac OS") use printer drivers to communicate to printers. The printer driver is an independent software component that the system software uses to exchange information between the computer and printer. Windows supports thousands of different printers through printer drivers included as part of the operating system. In contrast, the Mac OS includes only printer drivers for a limited number of Apple compatible printers. Other printer drivers are not included in the Mac OS and may be supplied either with the printer or by a third-party.


Most printers use a parallel port to receive print data from the host computer. Most operating systems, including Windows, transmit print data from the computer's parallel port. In contrast, Apple computers use a serial or USB port to transmit data to the printer. As a result, Apple computers are physically incompatible with most other printers, resulting in users having fewer printer models to choose from.


Only a few printer manufacturers like Hewlett-Packard and Epson have developed Macintosh compatible printer models. These models are compatible with the Mac OS because they include the printer drivers and appropriate cabling in the printer box.


The Corporation has developed printer drivers and cable products to increase the printer choices available to users of Macintosh computers.


Just as there are many different human languages, printers also communicate with their own languages and protocols. Some of the more popular printer languages are PostScript (Adobe Systems), PCL (Hewlett-Packard), and ESC/P2 (Epson).


PostScript is owned by Adobe Systems and was first released in 1985. PostScript is both a printer language and a computer language. Printers and software applications use it to describe the appearance of a page, including elements such as text, graphics, and scanned images, to a printer or other output device. Generally, PostScript is the standard printing language in the industry. The advantages of PostScript over other printer languages include higher quality printing, better color management, performance, and cross platform compatibility.


PostScript requires interpretation, as do all printer languages. The interpretation is done by the printer or computer (host). In most cases, particularly with PostScript, the printer does the interpretation. However, Adobe Systems has developed configurable PostScript interpreter ("CPSI"), which allows PostScript to be interpreted in the computer (host) as opposed to the printer. CPSI is, therefore, referred to as host-based PostScript.

PostScript's quality, power and compatibility has made it a standard requirement for graphic designers, desktop and professional publishers. PostScript is also the basis for Adobe's cross platform electronic document format, popularized by Adobe Acrobat. Companies use Acrobat for publishing high quality, complex documents on the Internet.


OVERVIEW OF OPERATIONS - IMAGING


The Corporation has developed its own Apple Macintosh printer driver products and has expanded by acquiring and licensing other companies' technologies. The Corporation has been selling Macintosh printer connectivity solutions since 1985 and, as a result, has experience with most aspects of the computer software retail market.


According to its 2000 first quarter results, Apple has shipped over 35 million Macintosh systems worldwide since 1984. The Corporation has sold over 440,000 PowerPrint products, representing about 1.5% of the installed base of Macintosh computers. The sale of the Corporation's printer driver products is highly dependent on the sale of Apple computers. See "Risk Factors - Reliance on Sales of Apple Macintosh Computers."


Currently, Apple supplies the majority of all Macintosh printer drivers bundled with the Mac OS. In early 1998, the Corporation and Apple entered into a source code license agreement (the "Source Code License Agreement") under which Apple licensed to the Corporation its source code for a three year period to develop printer connectivity solutions for designated Hewlett-Packard printers, and granted the Corporation a three-year exclusive license to distribute these printer connectivity solutions. The exclusivity provided for under the terms of the agreement expires in November 2000, following which the Corporation retains a non-exclusive license. Under the Source Code License Agreement, the Corporation granted to Apple a non-exclusive license of its PowerPrint, StyleScript and PowerPlot software products. Apple may use such programs only to develop a software development kit of programming tools to be used by third parties to create printer drivers. The Source Code License Agreement was conditioned upon the Corporation entering into a software development agreement with Hewlett-Packard satisfactory to Apple. In March 1998, the Corporation and Hewlett-Packard entered into an umbrella development agreement (the "Development Agreement") to develop printer driver software for Hewlett-Packard printers based upon the Apple source code as modified by the Corporation. Under the Development Agreement, the companies have agreed to execute individual software development agreements to develop printer drivers for specified Hewlett-Packard color inkjet printers.


On March 13, 2000 the Corporation entered into a non-exclusive licensing agreement with Acticon Technologies, a division of General Patent Corporation International, under which the Corporation has licensed certain patented technology related to the cable that is packaged with some versions of the Corporation's PowerPrint software.


The Corporation currently performs the majority of its research and development internally and sub-contracts certain small projects. In the years ended December 31, 1999, 1998 and 1997 research and development expenditures by the Corporation's Imaging Division were $1.55 million, $1.17 million and $0.54 million, respectively. All shrink-wrapped product is currently assembled by a Vancouver-based third-party fulfillment Corporation. The Corporation also sub-contracts the manufacturing of its hardware components.


PRODUCTS - IMAGING


The Corporation has developed a line of Macintosh printer drivers, which are available for virtually all printers and plotters. The products connect either directly or through a network. The Corporation's goal is to provide Mac OS users with support for new printers and provide the graphic design and multimedia markets with inexpensive PostScript solutions.


The Corporation's printer driver products are sold in over forty countries throughout the world. The Corporation has also established an original equipment manufacturer ("OEM") business, supplying printer manufacturers such as Brother, Hewlett-Packard, Lexmark, Ricoh and Samsung. The Corporation also has an OEM relationship with Adobe Systems, the developer of PostScript. The Corporation supplies its OEM partners with printer driver technology for a wide range of products and services.

The following is a list of the Corporation's current printer driver products:


PRODUCT                   DESCRIPTION
-------                   -----------

PowerPrint Serial         PowerPrint is a set of non-PostScript printer
                          drivers with a serial to parallel converter cable to allow Macintosh computers to print to almost any parallel printer including color ink jets and low cost laser printers.

PowerPrint USB            PowerPrint USB is a USB version of the PowerPrint
                          software that allows Apple's new line of Universal
                          Serial Bus ("USB") computers to print to almost any non-USB printer. USB is the emerging new standard for connecting computers to peripherals.

PowerPrint for Networks   PowerPrint for Networks is a network version of the
                          PowerPrint software. PowerPrint for networks enables
                          Macintosh computers to connect to virtually any PC printer over an Ethernet network.

StyleScript               StyleScript is a host-based PostScript interpreter for
                          the Macintosh that supports a wide range of inkjet printers from Hewlett-Packard, Epson, Canon and Apple.

SALES AND MARKETING - IMAGING

The Corporation previously focused its PowerPrint selling efforts by marketing into the installed base, selling to customers who have both Windows and Macintosh computers, and Macintosh laptop owners. The Corporation has now extended its marketing efforts to new purchasers of Macintosh computers through promotional campaigns at the point of sale, for example, through CompUSA. The Corporation sells the StyleScript product into the graphic design and small office/home office market, to provide consumers with an inexpensive PostScript printing solution. The Corporation released a Japanese language version of PowerPrint in the fall of 1999.


The Corporation currently uses a variety of sales channels for its printer driver products. The majority of its products are sold through distributors and resellers. The following is a list of the Corporation's major sales channels for its printer driver products:

      o OEMs - Hewlett-Packard, Canon, Brother, Lexmark, Co-Star, Ricoh and Samsung

      o Distributors - Ingram Micro, Inc. and Pinacor (US), Merisel Canada (Canada) and Computer 2000 (International)

      o     Resellers - CompUSA, Fry's, MicroCenter, ComputerWare

      o Mail Order Companies - MacWarehouse, MacZone, MacMall, MacConnection and a network of Apple authorized VARs

      o Channel Force - a representation firm focusing on retail stores in the U.S.

      o     Direct Sales - via 800 telephone service

      o Internet Web Marketing - through the Corporation's web site, Cyberian Outpost, Software.net, Beyond.com and Buy.com

During the past two years, no single Imaging Division customer accounted for greater than 10% of consolidated sales, with the exception of (i) Ingram Micro, which accounted for approximately 33% of sales in 1999 and 22% of sales in 1998 and (ii) Hewlett-Packard, which accounted for 17% of sales in 1999 and 45% of sales in 1998.


PRODUCT DEVELOPMENT - IMAGING


The Corporation plans to continue to enhance the features and applications of its printer driver products. It intends to expand its product offering to include support of additional printers and form co-marketing relationships with strategic printer manufacturers.


COMPETITION - IMAGING


The Corporation sells its printer driver software products into the "QuickDraw" and "PostScript" markets. The Corporation sells its PowerPrint products into the QuickDraw market. The Corporation is not aware of any significant competition for PowerPrint at this time.


The Corporation sells its StyleScript product in the PostScript market. StyleScript competes against iProof Systems' PowerRip product and Adobe Systems' Adobe PressReady product.


The Corporation has established OEM agreements with Brother, Canon, Co-Star, Hewlett-Packard, Lexmark, Ricoh and Samsung. Under the terms of these agreements, the Corporation develops software that enables specified printers to work with Apple Computers. The Corporation intends to negotiate similar agreements with other printer manufacturers but there can be no assurance that any such agreements will be successfully consummated. There can be no assurance that any of these printer manufacturers will not develop their own Macintosh printer drivers in-house.


PROPRIETARY PROTECTION


All Corporation software is protected by a combination of certain intellectual property rights. The Corporation relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. As part of its confidentiality procedures, the Corporation generally enters into a non-disclosure and confidentiality agreement with each of its consultants and specifically with any third-party that would have access to the source code for the Corporation's software products. As well, the Corporation strictly limits access to and distribution of its software in executable code form.


Infowave has trademarks for or has applied for a trademark for "Infowave," "Infowave for Exchange," "Infowave for the Net," "Symmetry," "PowerPrint" and "StyleScript."


There can be no assurance that the measures taken by the Corporation to protect its intellectual property rights will adequately protect those rights.


Although the Corporation believes that it has the right to use all of the intellectual property incorporated in its products, third parties may claim that the Corporation's products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Corporation may have to reengineer its products or obtain licenses from third parties to continue offering its products. Any efforts to reengineer its products or obtain licenses from third parties may not be successful and could substantially increase the Corporation's costs and have a material adverse effect on the business, financial condition and results of operations of the Corporation. See "Risk Factors - Intellectual Property Protection."


EMPLOYEES


As at December 31, 1999, the Corporation employed 115 employees at its head office in Burnaby, British Columbia and at its U.S. headquarters in Bothell, Washington in the following capacities:

                                               WIRELESS                    IMAGING                     TOTAL
                                        ---------------------       ---------------------       -------------------
                                        Burnaby       Bothell       Burnaby       Bothell       Burnaby     Bothell
                                        -------       -------       -------       -------       -------     -------
Management & Administration                 8             -             6            -             14           -
Research & Development                     29             -            28            -             57           -
Sales & Marketing                          13            10            21            -             34          10
TOTAL                                      50            10            55            -            105          10

RISK FACTORS

In addition to the other information contained in this report, readers should carefully consider the following risk factors, some of which apply to the Corporation in general and some of which are specific to the Wireless Division or Imaging Division, which may have a material adverse effect on the Corporation's business, financial condition or results of operation.


GENERAL

History of Losses and Possible Divestiture of Imaging Division

The Corporation is not currently profitable and incurred losses of $3,288,251 and $1,206,266 for the years ended December 31, 1999 and 1998, respectively. In particular, the Wireless Division is not profitable and incurred operating losses of $3,891,727 and $2,724,899 for the years ended December 31, 1999 and 1998, respectively. The Corporation expects to continue to incur losses in the near future and possibly longer. The Corporation anticipates that its expenses will increase substantially in the foreseeable future as it expands the Wireless Division and the Corporation continues to increase its research and development, sales and marketing and general and administrative expenses. The Corporation cannot predict if it will ever achieve profitability and, if it does, it may not be able to sustain or increase profitability.

The Corporation has been investigating opportunities to divest the Imaging Division in order to focus its resources, including management time, on the development of the Wireless Division. Substantially all of the historical revenue of the Corporation has been from the Imaging Division. In 1999, the Imaging Division had revenue of $7,175,330 and the Wireless Division had revenue of $355,001. Accordingly, if the Corporation divests itself of the Imaging Division, it will be entirely reliant upon possible increased revenues from the Wireless Division. There is no assurance that increased revenues from the Wireless Division will materialize.

Reliance on New Technologies

The Corporation is focused upon growth from its Wireless Division. The wireless data communications market is characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Corporation's wireless software products will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Corporation will be materially adversely affected. Even if the market does grow, there can be no assurance that the Corporation's products will achieve commercial success. The Corporation may find itself competing in the market for wireless mobile computing software against other companies with significantly greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, or imitate the features of the Corporation's wireless mobile computing software, reducing prices and the Corporation's revenues and share of the market.

In addition, the Corporation's competitors may develop alternative technologies that gain broader market acceptance than the Corporation's software solutions. As a result, the life cycle of the Corporation's software solutions is difficult to estimate. The Corporation may need to develop and introduce new products and enhancements to its existing solutions on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render its solution obsolete. These research and development efforts may require the Corporation to expend significant capital and other resources. In addition, as a result of the complexities inherent in the Corporation's solutions, major enhancements or improvements will require long development and testing periods. If the Corporation fails to develop products and services in a timely fashion, or if it does not enhance its products to meet evolving customer needs and industry standards, including security technology, it may not remain competitive or sell its solutions.

Product Improvements


The Corporation will be at risk if it is unable to continually upgrade and improve its software products, or to develop new software products. The software industry is characterized by a constant flow of new or improved products, which quickly render existing software products obsolete. The Corporation's competitors may develop technically superior and comparably priced or lower priced software that would have a material adverse effect on the Corporation.


Additional Financing


The Corporation may not have sufficient capital to fund its operations. In particular, additional financing may be required in the near term to develop, commercialize and market the Corporation's wireless mobile computing software products and services. No assurance can be given that any additional financing required will be available, or that additional financing will be available on terms that may be advantageous to existing shareholders. Such financings, to the extent they are available may result in substantial dilution to shareholders. To the extent such financing is not available, the Corporation may not be able to or may be delayed in being able to commercialize its software products and services.


Management of Growth


The Corporation has been expanding, and intends to continue to expand, its Wireless Division. This growth has placed, and any further growth is likely to continue to place, a significant strain on the Corporation's resources. The Corporation's ability to achieve and maintain profitability will depend on its ability to manage growth effectively, to implement and expand operational and customer support systems, and to hire additional personnel. The Corporation may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. In addition, future growth may result in increased responsibilities for management personnel, which may limit their ability to effectively manage the Corporation's business.


Reliance on Key Personnel and Consultants


The Corporation is currently dependent upon its senior management, board of directors, consultants, and strategic alliances, the loss of any of which may significantly affect the performance of the Corporation and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Corporation's growth and profitability. The Corporation is expecting significant growth in both revenue and employees as a result of the commercialization of its wireless mobile computing software products. This growth will place substantial demands on the Corporation. The Corporation's ability to assimilate new personnel will be critical to its performance. The Corporation will be required to recruit additional software development personnel, expand its direct sales force, expand its customer support functions and train, motivate and manage its employees. Competition for qualified software development personnel is intense and expected to increase. There can be no assurance that the Corporation will be able to recruit the personnel required to execute its programs or to manage these changes successfully.


Reliance on Key Third-Party Relationships


The Corporation relies on key third-party relationships, including its relationships with VARs, resellers and OEMs, for marketing and sales of its software products. These third parties are not within the control of the Corporation, are not obligated to purchase software products from the Corporation and may also represent and sell competing software products. The loss of any of these third-party relationships, the failure of such parties to perform under agreements with the Corporation or the inability of the Corporation to attract and retain new VARs, resellers or OEMs with the technical, industry and application experience required to market and sell the Corporation's software products successfully could have a material adverse effect on the Corporation.


Competition


The Corporation experiences competition in the markets for both its wireless mobile computing software and printer driver software. See "Competition - Wireless" and "Competition - Imaging". As the market for the Corporation's software products continues to develop, additional competitors with substantially greater financial, technical and marketing resources than the Corporation may enter the market and competition may intensify. Current or future competitors may develop software products that are superior to the Corporation's software products or achieve greater market acceptance.


Product Defects


Software products as complex as those offered by the Corporation may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Corporation and by current and potential customers, errors will not be found in new software products after commencement of commercial shipments resulting in product recalls and market rejection of the Corporation's software products and resulting in damage to the Corporation's reputation, as well as lost revenue, diverted development resources and increased support costs.


Intellectual Property Protection


The Corporation considers its software products and trademarks to be of value and important to its business. The Corporation relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The Corporation does not have any patents or patent applications pending. Despite the Corporation's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Corporation regards as proprietary. There can be no assurance that the steps taken by the Corporation to protect its proprietary information will prevent misappropriation of such information. The cost of litigation necessary to enforce the Corporation's proprietary rights may be prohibitive. Such steps may not preclude competitors from developing confusingly similar brand names or promotional materials or developing software products and services similar to those of the Corporation.


Although the Corporation believes that it has the right to use all of the intellectual property incorporated in its software products, third parties may claim that the Corporation's software products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Corporation may have to reengineer its software products or obtain licenses from third parties to continue offering its software products. Any efforts to reengineer its software products or obtain licenses from third parties may not be successful and could substantially increase the Corporation's costs and have a material adverse effect on the business, financial condition and results of operations of the Corporation.


Lack of Backlog


Because the Corporation generally ships software products within a short period after receipt of an order, the Corporation typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Corporation's expense levels are based in part on its expectations as to future revenues. Therefore, the Corporation may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Corporation's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Corporation's results of operations.

Reliance on Export Sales


The Corporation's export sales to the United States and Europe represented 97% of its total sales in the year ended December 31, 1999. There can be no assurance that the Corporation will be able to maintain or increase international demand for the Corporation's software products or that the Corporation's distributors will be able to effectively meet that demand. Additional risks inherent in the Corporation's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing software products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Corporation's intellectual property to the same extent as do the laws of Canada and the United States.


Foreign Exchange Rate Exposure


The majority of the Corporation's revenue is denominated in U.S. dollars (the currency in which the Corporation's financial statements are stated) or currencies other than Canadian dollars and in the future may be denominated in currencies other than Canadian or U.S. dollars. The Corporation does not engage in currency hedging activities to limit the risks of exchange rate fluctuations. As a result, changes in the relative value of the U.S. dollar to the Canadian dollar and other foreign currencies will affect the Corporation's revenues and operating margins. The impact of future exchange rate fluctuations between the U.S. dollar and the Canadian dollar or other foreign currencies on revenues and operating margins cannot be accurately predicted and could have a material adverse effect on the Corporation.


Enforcement of Civil Liabilities


The Corporation is a corporation incorporated under the laws of British Columbia, Canada. Certain of the directors and the Corporation's professional advisors are residents of Canada or otherwise reside outside of the U.S. All or a substantial portion of the assets of such persons are or may be located outside of the U.S. It may be difficult to effect service of process within the United States upon the Corporation or upon such directors or professional advisors or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liability of the Corporation or such persons under U.S. federal securities laws. The Corporation has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against the Corporation or such directors or professional advisors predicated solely upon the civil liabilities provisions of U.S. federal securities laws, or (ii) impose liabilities in original actions against the Corporation or such directors and professional advisors predicated solely upon such U.S. laws. However, a judgment against the Corporation predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the U.S. court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.


WIRELESS DIVISION


Wireless Industry Growth


The overall market for wireless data communications devices has experienced significant growth in recent years. There can be no assurance that the market for the Corporation's existing or proposed wireless software products will continue to grow, that firms within the industry will adopt the Corporation's software products for integration with their wireless data communications solutions, or that the Corporation will be successful in independently establishing product markets for its wireless software products. If the various markets in which the Corporation's software products compete fail to grow, or grow more slowly than the Corporation currently anticipates, or if the Corporation were unable to establish product markets for its new software products, the Corporation's business, results of operation and financial condition would be materially adversely affected.

Reliance on Microsoft


Some of the Corporation's wireless software products wirelessly enable the functionality of Microsoft Exchange. The Corporation is aware that Microsoft has developed its own wireless functionality for Microsoft Exchange that may compete with software products of the Corporation. Also, United States federal and state regulatory authorities have initiated broad antitrust actions against Microsoft. The Corporation cannot predict to what extent these antitrust actions may affect Microsoft or the Corporation's relationship with Microsoft.


IMAGING DIVISION


Reliance on Sales of Apple Macintosh Computers


The majority of the Corporation's revenues are currently derived from the sale of the Corporation's printer driver products. The sale of these software products currently relies on the sale of computers that use the Apple Macintosh operating system. Any reduction in sales of computers using the Macintosh operating system may have an immediate and material adverse effect on the Corporation's revenues.


In addition, the Corporation's strategy of developing printer driver products compatible with the Apple Macintosh operating system is substantially dependent on the Corporation's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. There can be no assurance that Apple will continue to cooperate with the Corporation, and the inability of the Corporation to maintain and further develop its relationship with Apple would have a material adverse affect on the Corporation's results of operations from its Imaging Division.


Reliance on Independent VARs, Resellers and OEMs ("Distributors")


A significant portion of the Corporation's revenue from its Imaging Division is derived from sales of printer driver products to Distributors that are not under the direct control of the Corporation. These Distributors carry multiple product lines and could reduce their support of the Corporation's software products in favor of a competitor's software products or for any other reason. The loss of any of the Corporation's major Distributors for its Imaging Division would have a material adverse affect on the Corporation's results of operations from its Imaging Division. Under certain conditions, the Corporation offers stock balancing and price protection programs to its Distributors. Therefore, the Corporation is exposed to the risk of product returns from Distributors. There can be no assurance that the Corporation's recorded allowances for returns from its Imaging Division will be adequate and a material increase in returns over historical rates would have a material adverse affect on the Corporation's results of operations from its Imaging Division. In 1999, Ingram Micro Inc. and Hewlett-Packard were the Corporation's only significant Distributors, accounting for 33% and 17% of the Corporation's sales, respectively.


ITEM 2:       PROPERTIES


The Corporation owns no real property. Pursuant to a lease agreement that expires on March 31, 2003, the Corporation leases 18,084 square feet of office space in Burnaby, British Columbia, which the Corporation uses as its principal executive offices. The Corporation also leases office space in Bothell, Washington on a temporary basis until improvements are completed on new leased premises on March 31, 2000. The new Bothell office lease includes 7,329 square feet of office space and expires on March 31, 2005. Combined monthly lease commitments for the Burnaby office and the new Bothell office are approximately $26,600 per month.


The Corporation is currently in negotiations to assume an additional 18,000 square feet of office space at the Burnaby location and 2,100 square feet of office space in Bothell. The additional office space in both locations will be used to accommodate the expansion of the Wireless Division.

ITEM 3:       LEGAL PROCEEDINGS


As of the date hereof, there is no material litigation pending against the Corporation.


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II


ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


COMMON SHARES


The Common Shares are currently traded on The Toronto Stock Exchange (the "TSE") under the symbol "IW". The Common Shares were listed on the TSE on October 14, 1999. Prior to listing on the TSE, the Common Shares were listed on the Vancouver Stock Exchange (the "VSE") on October 14, 1997 and were delisted from the VSE on November 26, 1999. The Common Shares do not currently trade on any exchange in the United States. The following table sets forth the high and low closing sale prices, as reported by the TSE and VSE, of the Common Shares for the calendar quarters indicated.


PRICE RANGE OF COMMON SHARES


All prices are quoted in Canadian dollars.

                                   HIGH            LOW
                                 (CDN.$)         (CDN.$)        STOCK EXCHANGE
                                 -------         -------        --------------
    1999
Fourth Quarter                    16.15           3.00             TSE; VSE
Third Quarter                      4.26           3.07                VSE
Second Quarter                     4.80           1.38                VSE
First Quarter                      2.04           1.00                VSE

    1998
Fourth Quarter                     1.60           0.95                VSE
Third Quarter                      2.00           0.88                VSE
Second Quarter                     3.50           1.70                VSE
First Quarter                      3.30           1.40                VSE


As of December 31, 1999, there were 18,297,470 Common Shares issued and outstanding. At such date, there were approximately 41 shareholders of record, 4 of whom had addresses in the United States who collectively held 395,249 Common Shares, or approximately 2.2% of the total number of issued and outstanding Common Shares.


DIVIDENDS


The Corporation did not pay any dividends in the past fiscal year and it does not foresee the declaration or payment of any dividends on the Common Shares in the near future. Any decision to pay dividends on the Common Shares will be made by the board of directors on the basis of the Corporation's earnings, financial requirements and other conditions existing at such future time.

WARRANTS


The Corporation issued 2,224,647 special warrants (the "Special Warrants") at a price of Cdn.$3.25 per Special Warrant in two tranches on June 30, 1999 and July 8, 1999. The Special Warrants were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D and the exclusion from registration provided by Rule 903 of Regulation S. Each Special Warrant entitled the holder, upon exercise and without payment of additional consideration, to acquire one Common Share and one-half of one Common Share purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder to purchase one Common Share at a price of Cdn.$3.75 per Common Share until expiry on June 30, 2000. In connection with this financing, the Corporation issued Agents' Warrants (the "Agents' Warrants") to Canaccord Capital Corporation, Yorkton Securities Inc., Sprott Securities Limited and Taurus Capital Markets Ltd. (in exchange for services as agent in connection with the Special Warrant financing) entitling the agents in the financing to purchase an aggregate of up to 212,465 Common Shares at a price of Cdn.$3.25 per Common Share on or before June 30, 2000.


A final prospectus was receipted in British Columbia, Alberta and Ontario on September 23, 1999 qualifying the distribution of 2,224,647 common shares and 1,112,324 Purchase Warrants upon the exercise of the 2,224,647 previously issued Special Warrants. All of the Special Warrants were deemed exercised for Common Shares and Purchase Warrants on September 28,1999. As at December 31, 1999 there were 811,747 Purchase Warrants and 143,414 Agents' Warrants outstanding.


STOCK OPTIONS


STOCK OPTION PLAN


The shareholders and Board of Directors have approved and adopted a Stock Option Plan (the "Plan"). The principal purposes of the Plan are to promote a proprietary interest in the Corporation among its directors and employees; to retain, attract and motivate the qualified managers the Corporation requires; to provide a long-term incentive element in overall compensation; and to promote the long-term profitability of the Corporation.


The board of directors of the Corporation administers the Plan. Common share options may be granted at any time to any director, senior officer, full-time employee or consultant of the Corporation, taking into consideration the present and potential contribution of a particular director, senior officer, full-time employee or consultant to the success of the Corporation and any other factors which the board of directors may deem proper and relevant, provided that a director to whom any option may be granted may not participate in the discussion of the board to grant such option.


The number of Common Shares that may be issued pursuant to the Plan to any one person shall not exceed 5% of the Common Shares issued and outstanding on a non-diluted basis. The price at which Common Shares may be issued under the Plan will be determined from time to time by the board of directors and shall, in any event, be in accordance with the rules and policies of any stock exchange upon which the Common Shares may be listed. The terms of the Plan, as amended October 6, 1999 and subject to shareholder approval, provide that the number of Common Shares that may be reserved for issuance pursuant to the Plan is set to not exceed 3,552,540 Common Shares.


As at December 31, 1999 the total number of Common Shares underlying all stock options held by the directors and officers of the Corporation was 2,206,658. The options have been granted as incentive and not in lieu of any compensation for services, and are subject to cancellation should the optionee cease to act in a designated capacity.


The Corporation filed a Form S-8 registration statement for its employee stock option plan on December 15, 1999. During the period from January 1, 1999 to December 14, 1999 the Corporation granted a total of 1,698,263 unregistered options. During this same period the Corporation issued 577,278 Common Shares upon the exercise of options and cancelled options to purchase 221,895 Common Shares.

ITEM 6:       SELECTED FINANCIAL DATA


Set forth below is certain selected financial information of the Corporation for each year in the five-year period ended December 31, 1999. The selected financial information for the three years ended December 31, 1999 is derived from the Corporation's audited financial statements for such periods included in "Item 14. Financial Statements". The selected financial information for the years ended December 31, 1996 and 1995 is derived from the audited financial statements for such periods. The Corporation's financial statements are prepared in accordance with Canadian generally accepted accounting principals ("GAAP"), which are not materially different from United States GAAP except as explained in "Item 14. Financial Statements - Financial Statements - Note 13." The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.


UNITED STATES GAAP

                                                                        YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------------
                                                1999             1998             1997              1996             1995
                                           -----------       -----------       -----------       -----------       -----------
INCOME STATEMENT DATA
Sales - Imaging Division ............        7,175,330         9,683,398         3,771,245         6,271,185         6,036,098
Sales - Wireless Division ...........          355,001           176,509            94,496            70,497             7,228
                                           -----------       -----------       -----------       -----------       -----------
Total Sales .........................        7,530,331         9,859,907         3,865,741         6,341,682         6,043,326

Net Income (loss) ...................       (3,344,326)       (1,440,052)       (1,970,792)         (210,717)           48,917
Net Income (loss) per share
                                                 (0.21)            (0.12)            (0.24)            (0.04)             0.01

BALANCE SHEET DATA
Total Assets ........................        8,020,392         6,546,596         1,508,802         2,349,819         2,701,091
Long Term Debt ......................             --                --                --             218,700           698,152
Share Capital .......................       13,325,591         7,416,454         2,515,083               658               585
Retained Earnings (Deficit) .........       (6,250,800)       (2,906,473)       (1,466,421)          578,279           788,997
Dividends per Common Share ..........             --                --             103,306              --                --
                                           -----------       -----------       -----------       -----------       -----------



CANADIAN GAAP

                                                                        YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------------
                                               1999              1998              1997             1996              1995
                                           -----------       -----------       -----------       -----------       -----------
INCOME STATEMENT DATA
Sales - Imaging Division ............        7,175,330         9,375,897         3,410,878         5,586,641         5,411,119
Sales - Wireless Division ...........          355,001           170,911            85,471            62,726             6,534
                                           -----------       -----------       -----------       -----------       -----------
Total Sales .........................        7,530,331         9,546,808         3,496,349         5,649,367         5,417,653

Net Income (loss) ...................       (3,288,251)       (1,206,266)       (1,677,032)         (187,713)           43,853

Net Income (loss) per share                      (0.21)            (0.09)            (0.19)            (0.03)             0.01

BALANCE SHEET DATA
Total Assets ........................        8,054,492         6,687,941         1,625,326         2,102,781         2,409,369
Long Term Debt ......................             --                --                --             195,714           622,769
Share Capital .......................       12,526,949         6,798,707         2,456,847               587               536
Retained Earnings (Deficit) .........       (5,776,773)       (2,488,522)       (1,282,256)          534,467           722,181
Dividend per Common Share ...........             --                --              91,476              --                --
                                           -----------       -----------       -----------       -----------       -----------


BASIS OF FINANCIAL STATEMENT PRESENTATION


The financial information included in the above table of selected financial data and in the audited financial statements of the Corporation for the years ended December 31, 1999, 1998 and 1997 are presented in United States dollars, and have been translated from the functional currency of the Corporation, Canadian dollars, at the following rates:

                            1999               1998              1997               1996               1995
                      ----------------   ---------------   ----------------   ----------------   ---------------
                        I/S      B/S       I/S      B/S      I/S       B/S      I/S      B/S       I/S      B/S
                      ------    ------   ------   ------   -------   ------   ------    ------   ------   ------
Canadian GAAP         0.6732    0.6929   0.6534   0.6534    0.6534   0.6534   0.6534    0.6534   0.6534   0.6534
US GAAP               0.6732    0.6929   0.6748   0.6534    0.7224   0.6997   0.7335    0.7301   0.7288   0.7325


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS BASED ON THE CORPORATION'S AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND FROM UNAUDITED INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998. THE AUDITED FINANCIAL STATEMENTS OF THE CORPORATION ARE INCLUDED IN "ITEM 14. FINANCIAL STATEMENTS". THE CORPORATION'S FINANCIAL STATEMENTS ARE PREPARED IN ACCORDANCE WITH CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPALS ("GAAP"), WHICH ARE NOT MATERIALLY DIFFERENT FROM UNITED STATES GAAP EXCEPT AS EXPLAINED IN "ITEM 14. FINANCIAL STATEMENTS - FINANCIAL STATEMENTS - NOTE 13."


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CORPORATE SUMMARY

For the year ended December 31, 1999 net sales decreased 21% to $7.53 million compared to $9.55 million for the prior year. This decrease is attributable to a decline in sales in the Imaging Division, offset slightly by increased sales in the Wireless Division. Gross margin increased to 64% in 1999 from 53% in 1998 due to a shift in product sales toward higher margin software products and a change in the structure of OEM sales.

Total operating expenses increased 28% to $8.16 million from $6.35 million in 1998. This increase is largely due to higher research and development and administrative costs. Research and development costs increased 35% to $2.92 million due to new and ongoing projects in both the Imaging and Wireless Divisions. The Corporation invested $0.18 per share in research and development in 1999 compared to $0.17 per share in 1998. Administration costs increased 52% to $2.11 million due to higher staff levels to support the growth of the Corporation as well as due to finance-related projects pursued during the year. This included the Corporation's listing of its Common Shares on the TSE and ongoing Canadian and United States investor relations and reporting issuer requirements. In addition, the Corporation increased sales and marketing expenditures by 12% as a result of the increase in the Wireless Division sales force to support the growth initiatives of the Corporation.

Other income decreased to $0.03 million in 1999 from $0.10 million in the prior year. Interest income earned on higher cash balances was offset by foreign exchange losses incurred as a result of the effect of the increase in value of the Canadian dollar during the year on foreign currency denominated cash and accounts receivable balances.


The combination of a decline in Imaging Division sales and higher operating costs resulted in a loss of $3.29 million, or $0.21 per share for the year ended December 31, 1999 compared to a loss of $1.21 million, or $0.09 per share for the year ended December 31, 1998.


WIRELESS DIVISION

                                              Three months ended                 Twelve months ended
                                                  December 31                        December 31
                                         -----------------------------       -----------------------------
                                             1999              1998              1999              1998
                                         -----------       -----------       -----------       -----------
Sales .............................      $   106,145       $    37,233       $   355,001       $   170,911
Cost of Goods Sold ................            6,881            13,837            28,703            48,536
                                         -----------       -----------       -----------       -----------
Gross Profit ......................           99,264            23,396           326,298           122,375

Research and Development ..........          530,004           203,573         1,371,007           994,670
Sales and Marketing ...............          569,869           319,991         1,531,348         1,185,289
Administration ....................          467,276           246,613         1,315,670           667,315
                                         -----------       -----------       -----------       -----------
Total Operating Expenses ..........        1,567,149           770,177         4,218,025         2,847,274
                                         -----------       -----------       -----------       -----------
Operating Income (Loss) ...........       (1,467,885)         (746,781)       (3,891,727)       (2,724,899)
                                         -----------       -----------       -----------       -----------
Total depreciation expense included
in above ..........................           68,270            45,905           160,390            89,900
                                         -----------       -----------       -----------       -----------

During 1999 the Wireless Division completed the development of its suite of wireless software products with the shipping of two new software products, Symmetry and Infowave for the Net, and a new version of Infowave for Exchange that added support for a second wireless network, CDPD. During 1999, management implemented an aggressive sales and marketing strategy to build the distribution channels and branding for its wireless software products. In late 1999 and early 2000 Infowave completed strategic agreements with AT&T Wireless Services, Inc., Bell Atlantic Mobile, GE Capital IT Solutions, Nokia Networks, Pivotal Corporation, RAM Mobile Data Ltd. and Sierra Wireless, Inc.


Sales revenue for the Wireless Division in 1999 was $0.36 million, which represented an increase of 107% from 1998. This is the second successive year that the Wireless Division has posted year-over-year revenue growth in excess of 100%. Approximately 65% of 1999 Wireless revenue was derived from software license fees, 23% from technical services and engineering fees, and 12% from the sale of third-party hardware.


The Wireless Division's gross profit margin for 1999 was 92%, increasing from 72% in 1998. The cost of goods sold consists primarily of the cost of third-party hardware components. The increase in the gross profit margin reflects the mix of software license revenue and sales of third-party hardware components.


The Wireless Division's expenses in 1999 grew 48% from 1998, with research and development spending increasing by 38% to $1.37 million and sales and marketing expenses increasing by 29% to $1.53 million. Research and development salaries and contract development increased to $1.08 million from $0.84 million in 1998 with the number of employees in Wireless research and development increasing from 23 to 29. Research and development activities during 1999 focused on the development of the first release of Symmetry and Infowave for the Net, and the CDPD version of Infowave for Exchange. Sales and marketing salaries increased 30% to $0.65 million in 1999 from $0.50 million in 1998. General marketing expenses for travel, trade-shows and advertising were $0.67 million in 1999, an increase of 37% over $0.49 million incurred in 1998. During the year the Corporation attended over twenty wireless trade shows and conferences. Wireless administration costs increased to $1.32 million in 1999, reflecting an increase in infrastructure and finance-related expenses incurred during the year. These finance-related costs have been allocated to the Wireless Division.

IMAGING DIVISION

                                              Three months ended                Twelve months ended
                                                  December 31                       December 31
                                         -----------------------------      ----------------------------
                                             1999             1998             1999              1998
                                         -----------       -----------      -----------      -----------
Sales .............................      $ 1,660,464       $ 4,535,918      $ 7,175,330      $ 9,375,897
Cost of Goods Sold ................          483,369         2,135,042        2,663,757        4,455,458
                                         -----------       -----------      -----------      -----------
Gross Profit ......................        1,177,095         2,400,876        4,511,573        4,920,439

Research and Development ..........          465,817           429,430        1,547,565        1,168,944
Sales and Marketing ...............          464,779           659,907        1,594,288        1,608,937
Administration ....................          256,785           270,378          796,918          724,408
                                         -----------       -----------      -----------      -----------
Total Operating Expenses ..........        1,187,381         1,359,715        3,938,771        3,502,289
                                         -----------       -----------      -----------      -----------
Operating Income (Loss) ...........          (10,286)        1,041,161          572,802        1,418,150
                                         -----------       -----------      -----------      -----------
Total depreciation expense included
in above ..........................           53,328            39,560          162,904          119,126
                                         -----------       -----------      -----------      -----------

Sales revenue for the Imaging Division in 1999 was $7.18 million, which represented a decrease of 23% from a record high of $9.38 million in 1998. This decline was primarily attributable to a decrease in sales to Original Equipment Manufacturers ("OEM") and StyleScript retail sales. OEM sales decreased 54% to $2.30 million in 1999 from $4.90 million in 1998. The Corporation diversified its OEM relationships and entered into new licensing and development agreements with Brother, Samsung, Canon and New Motion. However, the average revenue for each OEM project in 1999 was significantly less than in 1998. Additionally, gross sales for the year were affected by the migration in the structure of OEM agreements from higher revenue private-label printing solutions (with cable) to lower revenue royalty-based solutions. The Imaging Division also recorded engineering fees of $0.18 million in 1999 compared to $0.33 million in the prior year.


The Imaging Division recorded growth in the overall sale of retail software products in 1999. Total 1999 retail shipments increased 11% to over 66,000 units. Retail shipments of Infowave's best-selling PowerPrint packages increased sharply by 36% for the year and annual sales increased 35% to $4.62 million. Sales of PowerPrint represented 65% of total Imaging revenue in 1999 versus 36% of total revenue in 1998. The increase in sales of PowerPrint was partially offset by low sales of StyleScript, which decreased 52% compared to 1998. StyleScript unit shipments in 1999 declined throughout the year as no new versions of the product were released and the printers that the current version supports lost market share. A new version of StyleScript is currently scheduled for release in the first half of 2000.


Imaging Division gross margins were 63% in 1999 compared to 53% in 1998, reflecting the increase in the proportion of higher margin PowerPrint retail sales as well as the migration in structure of OEM sales toward higher margin royalties versus package sales. The Corporation also realized the benefit of decreased component costs for PowerPrint due to cable changes implemented in the fourth quarter of 1998. The cost of goods sold for retail and OEM sales includes the media on which the software is reproduced, documentation, packaging, and in some cases the cable which connects the computer to the printer and a royalty payable to a third party in accordance with various licensing agreements. The cost of sales for the Imaging business in 1999 was $0.90 million for OEM sales and $1.44 million for retail sales.


Total Imaging Division expenses in 1999 increased 12% to $3.94 million with research and development spending up 32% to $1.55 million and sales and marketing expenses relatively unchanged at $1.59 million. Research and development salaries and contract development increased from $0.87 million in 1998 to $1.01 million in 1999 with the number of employees in Imaging research and development increasing from 22 to 28. During 1999 Infowave released three major versions of its PowerPrint software: PowerPrint USB, PowerPrint for Networks and PowerPrint with multi-function peripheral support. The Corporation also developed various customized OEM printing kits. Sales and marketing salaries for the Imaging Division in 1999 decreased to $0.63 million in 1999 from $0.72 million in 1998. General marketing expenses during the year - advertising, trade shows, brochures etc. - increased to $0.69 million in 1999 from $0.67 million in 1998.

QUARTER ENDED DECEMBER 31, 1999


Wireless Division sales of $0.11 million for the fourth quarter of 1999 represented an increase of 185% over the corresponding quarter in 1998. Wireless Division sales in the fourth quarter of 1999 included recurring license fees from hosted services and license sales to Glenayre Electronics, Inc. and several new pilot customers.


Imaging Division sales of $1.66 million in the fourth quarter decreased 63% over the fourth quarter of 1998 due to decreased OEM and retail sales. OEM sales of $0.62 million decreased 80% from the prior year and retail sales decreased from $1.5 million to $1.1 million. Imaging Division retail sales were affected by the delayed release of PowerPrint 5.0, which did not reach the reseller channel until mid-December.


The impact of the overall decrease in sales was offset slightly by an increase in gross margins to 71% compared to 53% in the corresponding quarter in 1998. This increase is attributable to decreased component costs and an increase in the proportion of higher margin retail and OEM sales in the Imaging Division.


Total operating expenses in the fourth quarter of 1999 were $2.75 million compared to $2.13 million in the comparable 1998 period. Research and development expenditures increased 57% to $1.0 million principally due to new product initiatives in the Wireless Division. Administrative expenses increased 37% to $0.72 million due to a buildup in infrastructure to support the growth initiatives of the Corporation. Total sales and marketing expenses remained flat at $1.03 million due to the fact that a $0.25 million increase in sales and marketing expenditures in the Wireless Division was offset by a corresponding decrease in the Imaging Division.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


The Corporation experienced significant growth in 1998. Rapid growth continued into the fourth quarter and enabled the Corporation to post annual and quarterly records for unit shipments and revenues. Fourth quarter sales of $4.6 million were up 441% over the fourth quarter of 1997 and up 82% over the previous quarter. Total 1998 sales of $9.5 million were up 173% over 1997. Fourth quarter unit shipments of Infowave's printing solutions were nearly double the previous quarter -- a record quarter itself -- and were up nearly 12 times over the fourth quarter of 1997. Annual shipments quadrupled to over 200,000 units.


Demand for Infowave's printing solutions translated into earnings of $0.33 million, or $0.02 per share, in the fourth quarter, the first profitable quarter for the Corporation since the first quarter of 1996. This compares to a loss of $0.21 million, or $0.01 per share, in the previous quarter and a loss of $0.58 million, or $0.05 per share, in the fourth quarter of 1997. Infowave cut annual losses to $1.21 million, or $0.09 per share, in 1998 from $1.68 million, or $0.19 per share, in 1997. The Corporation invested $2.16 million, or $0.17 per share, in research and development in 1998.


Annual operating expenses were up 68% to $6.35 million with head count increasing from 48 to 59. Infowave increased total research and development spending 64% and total sales and marketing spending by 65%. More expense detail is provided with the analysis of the operating divisions.


Infowave's performance in 1998 was fuelled by growth of its Imaging Division. Fourth quarter retail sales of Infowave's best-selling PowerPrint package were up 188% over 1997. Year to date sales were up 81%. StyleScript was Infowave's fastest-growing retail product in 1998 with annual sales up 83% over 1997. Total 1998 shipments through Infowave's various retail distribution channels increased 52% to over 60,000 units.


Demand for Infowave's private-label printing solutions from OEMs continued in the fourth quarter. OEM sales of $2.94 million were up 124% over the third quarter. Total annual OEM sales of $4.57 million was new business for Infowave in 1998 and was generated primarily by licensing and development agreements negotiated during the first half of the year with Apple Computer and Hewlett-Packard. Infowave also recorded $0.33 million revenue from engineering fees in 1998. Imaging Division gross margins for 1998 were 53%, compared with 62% in 1997. The decline is a result of the mix between retail and OEM business as the Corporation charges lower prices to its OEM customers. The cost of goods sold for retail and OEM sales may include the media on which the software is reproduced, documentation, packaging, and in some cases the cable which connects the computer to the printer and a royalty payable to a third party in accordance with various licensing agreements. The cost of sales for the Imaging business in 1998 was $2.29 million for OEM sales and $2.16 million for retail sales.


Total Imaging Division expenses in 1998 grew 65% to $3.50 million, with research and development ("R&D") spending up 117% to $1.17 million and sales and marketing expenses up 35% to $1.60 million. R&D salaries and contract development were up from $0.37 million in 1997 to $0.87 million in 1998. During the year the Imaging Division completed development of a custom chip for PowerPrint, developed various customized OEM printing kits and introduced six new retail product releases. Sales and marketing salaries in 1998 were up from $0.31 million in 1997 to $0.70 million. General marketing expenses during the year - advertising, trade shows, brochures etc. - were down slightly from $0.70 million in 1997 to $0.65 million.


Wireless sales during the fourth quarter were $0.04 million with annual sales of $0.17 million up 100% over 1997. During the fourth quarter, two customers extended their pilot programs and an existing customer added more seats. During the course of 1998 Infowave received orders for its wireless software from a total of 14 corporations and ended the year with four active customers, two active pilots and two beta programs in place. Wireless gross profit margins were 72% with the cost of sales comprised primarily of the cost of third-party hardware components.


Total Wireless Division expenses in 1998 grew 71%, with R&D spending up 27% to $0.99 million and sales and marketing expenses up 139% to $1.17 million. R&D salaries and contract development were up from $0.55 million in 1997 to $0.84 million in 1998. Infowave introduced two new versions of its wireless software during the year that added increasing functionality and security--in particular, Windows NT authentication and Certicom encryption. Infowave also incorporated source code and architectural design elements derived from the source code license acquired from Wynd Communications in April. Infowave Office Enabler earned Microsoft BackOffice and Windows CE certification in 1998.


Sales and marketing salaries in 1998 were up from $0.16 million in 1997 to $0.50 million. General 1998 marketing expenses for travel, trade-shows and advertising were $0.49 million, up 136% over $0.20 million in 1997.


Total administration expenses were up 79% to $1.39 million. 1998 salaries of $0.33 million were up from $0.29 million in 1997. Professional fees increased from $0.24 million in 1997 to $0.45 million in 1998 due to SEC Form 20-F registration and various development and licensing agreements that were negotiated during the year. Infowave was not a publicly traded company until October 14th of 1997; therefore related costs of $0.30 million in 1998 were up from $0.04 million in 1997. Travel expenses of $0.05 million and recruiting expense of $0.03 million were up over 1997.


In fiscal 1997 the Corporation recorded amalgamation costs of $0.07 million and dividends of $0.07 million in connection with the amalgamation of GDT Softworks Inc., G.W. McIntosh Holdings Ltd. and Infowave Wireless Messaging Incorporated. No such amounts were recorded in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Using the comparative balances at December 31, 1998 and December 31, 1999, working capital increased from $3.33 million to $5.85 million and net tangible assets increased from $4.17 million to $7.01 million. Infowave's cash position increased from $1.05 million in 1998 to $4.36 million in 1999.


During the year the Corporation satisfied its operating cash requirements from cash reserves and equity financing. Infowave's cash position increased primarily from the private placement of 2,224,647 special warrants at Cdn.$3.25 for total net proceeds of $4.28 million. Each special warrant entitled the holder to receive one common share and one-half of a common share purchase warrant expiring June 30, 2000. During the year 300,577 share purchase warrants were exercised at Cdn.$3.75 and 69,051 agents' warrants were exercised at Cdn.$3.25 for combined net proceeds of $0.92 million. At December 31, 1999 there were a total of 811,747 share purchase warrants and 143,414 agents' warrants outstanding. In total, financing activities, including the exercise of stock options, generated $5.76 million.


The Corporation used $1.93 million in operations in 1999, primarily due to the loss for the period, as discussed previously. The effect of the loss on the Corporation's cash position was partially offset by the net effect of a combined decrease of $2.36 million in accounts receivable and inventories and a decrease of $1.46 million in accounts payable, all of which are directly attributable to the decline in Imaging Division sales in the fourth quarter of 1999.


Net cash used in investing activities during 1999 was $0.64 million, which consisted primarily of the purchase of computer equipment.


On March 28, 2000, Infowave announced that it entered into an agreement with CIBC World Markets Inc. and Canaccord Capital Corporation (the "Underwriters") for an underwritten offering of 924,000 special warrants of Infowave (the "Special Warrants") at a price of Cdn.$32.50 per Special Warrant for aggregate gross proceeds of approximately $20.55 million. Each Special Warrant will entitle the holder to acquire, for no additional consideration, one Common Share. If Infowave does not obtain receipt (the "Receipts") from certain securities regulatory authorities in Canada for a (final) prospectus qualifying for distribution the Common Shares issuable upon exercise of the Special Warrants on or before 90 days from the Closing Date or such later date as the Underwriters may approve (the "Clearance Date"), then each Special Warrant will be exercisable for 1.1 Common Shares. A total of 75% of the gross proceeds of the offering will be released to Infowave on closing and the balance will be held in trust to be released to Infowave at the time the Receipts are received. The Underwriters may terminate the Offering at their discretion in the event of a material adverse change in Infowave or certain other stated events. Subject to the foregoing, closing of the Offering is expected to occur on or about April 13, 2000.

OUTLOOK

At December 31, 1999 the Corporation's primary source of liquidity consisted of cash and cash equivalents of $4.36 million.

The Corporation intends to increase its number of employees in 2000 to continue its growth in the Wireless Division. Additional resources will be allocated to sales and marketing and research and development in the Wireless Division. These additional resources will be used to pursue existing and new market development opportunities and to continue to enhance and expand the range and features of its wireless software products. The Corporation expects to leverage and develop existing and new strategic relationships. The Corporation expects these developments to have a positive impact on the sales of its wireless software products in 2000. See "Note Regarding Forward-looking Statements."

Management believes that its current cash position will be insufficient to finance its growth plans for 2000. To finance these anticipated increased expenditures as well as to further strengthen the Corporation's financial position, facilitate growth, and provide the Corporation with additional flexibility to take advantage of business opportunities that may arise, the Corporation intends to raise additional capital in 2000 through additional equity financing. There can be no assurance that additional financing will be available on terms favorable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


The Corporation has been investigating opportunities to divest its Imaging Division in order to focus its resources, including management time, on the development of the Wireless Division.


YEAR 2000


Many computer applications have been written using two digits rather than four to define the applicable year and some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The year 2000 issue could result in system failures or miscalculations that could disrupt the operations of the Corporation.

The Corporation, to its knowledge, has not experienced any systems failures or disruptions of its operations resulting from the year 2000 issue.


To date, the Corporation has spent less than $100,000 on year 2000 compliance. At this time, the Corporation does not expect to incur future expenditures relating to year 2000 compliance matters.


ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Corporation conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Corporation's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of December 31, 1999, the Corporation has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not been material in the fiscal years 1997, 1998 and 1999, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Corporation's results of operations. To the extent the Corporation implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Corporation will be successful in such hedging activities.


While the Corporation believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Corporation's results of operations in the future.


ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None

                                    PART III

ITEM 10:   DIRECTORS AND OFFICERS OF THE REGISTRANT


The following table sets forth certain current information regarding the executive officers, directors and key employees of Infowave:


NAME                               AGE                             POSITION
----                               ---                             --------
Jim McIntosh.................      35   President, Chief Executive Officer, and Director
Bijan Sanii..................      41   Chief Operating Officer
Todd Carter..................      39   Chief Financial Officer
Sal Visca....................      33   Chief Technology Officer
Robert Heath.................      53   General Manager, Imaging Division
Kevin Jampole................      40   Vice President, Sales and Marketing, Imaging Division
Ron Jasper...................      36   Vice President, Marketing, Wireless Division
Jin Pak......................      38   Vice President, Sales, Wireless Division
Morgan Sturdy (1)(2).........      48   Director
Scot Land (1)(2).............      45   Director
Gary McIntosh (1)(2).........      61   Director
David Neale..................      47   Director

----------------
(1)      Member of the audit committee
(2)      Member of the compensation committee




Jim McIntosh has served as President, Chief Executive Officer, and a director since June 1991.


Bijan Sanii has served as Chief Operating Officer since September 1998. From December 1997 to September 1998, Mr. Sanii served as General Manager of the Imaging Division of Infowave. From May 1997 to December 1997, Mr. Sanii served as Vice President of Sales of Infowave. From May 1994 to May 1997, Mr. Sanii served as Vice President of Sales and Marketing of INETCO Systems Limited.


Todd Carter has served as Chief Financial Officer since October 1998. Mr. Carter originally provided financial consulting services to Infowave beginning in September 1997 pursuant to an independent contractor agreement with Capital Ridge Communications Inc. (formerly Channel One Systems Corp.). Mr. Carter has served as President of Channel One, formerly a division of Nexus Engineering Corp., since July 1986 to November 1990. He was appointed Managing Director for European operations in December 1990 (based in the UK) and Vice President of Operations in January 1992. Mr. Carter took private control of Channel One in November 1992 after Nexus was acquired by Scientific Atlanta Inc.


Sal Visca has served as Chief Technology Officer since November 1999. From July 1996 to November 1999, Mr. Visca served as Senior Manager of the e-business Solution Development Business Unit for IBM Canada. Prior to July 1996, Mr. Visca served as Lead Architect and Strategic Program Manager for IBM Canada from January 1995 to July 1996. From July 1993 to January 1995 Mr. Visca served as Development Manager for IBM Canada.


Robert Heath has served as General Manager of the Imaging Division since January 2000. From August 1998 to January 2000, Mr. Heath served as Director of Business Development (e-Commerce) with MacDonald Dettwiler and Associates. Prior to August 1998, Mr. Heath served as Vice President, Sales and Marketing for Triant Technologies from October 1997 to August 1998. From February 1993 to October 1997, Mr. Heath served as Executive Vice-President of Cymbolic Sciences International.


Kevin Jampole has served as Vice President, Sales and Marketing for the Imaging Division since October 1998. From October 1996 to October 1998, Mr. Jampole served as General Manager of Vertigo Technology. Prior to October 1996, Mr. Jampole served as a Senior Account Manager for Adobe Systems from March 1991 to September 1996.


Ron Jasper has served as Vice President, Marketing for the Wireless Division since October 1998. From October 1997 to October 1998, Mr. Jasper served as Director of Product Management of the Wireless Division of Infowave. Prior to October 1997, Mr. Jasper served as a Product Manager for Chancery Software Ltd. from February 1996 to October 1997. From September 1993 to February 1996, Mr. Jasper served as a Senior Systems Engineer for Chancery Software Ltd.


Jin Pak has served as Vice President, Sales for the Wireless Division since July 1999. From January 1999 to July 1999, Mr. Pak served as the Director of Sales Development of Wireless Access for Glenayre Electronics, Inc. Prior to January 1999, Mr. Pak served as Vice President and General Manager of Asia North for Glenayre Electronics Inc. from August 1995 to January 1999. From February 1994 to August 1995, Mr. Pak served as Director, Sales of Korea and Japan for Glenayre Electronics Inc.


Morgan Sturdy has served as Chairman and a director since October 1999. Since September 1997, Mr. Sturdy has served as Executive Vice President and Chief Operating Officer of NICE Systems Ltd. Prior to September 1997, Mr. Sturdy served as President of Dees Communications Engineering Ltd. from January 1985 to August 1997.


Scot Land has served as a director since October 1997. Since September 1997, Mr. Land has served as a Managing Director of EnCompass Ventures. Prior to joining EnCompass, Mr. Land was a Senior Technology Analyst with Microsoft Corporation from April 1994 to September 1997. Mr. Land also founded InVision Technologies, Inc. in 1989 and served as its President and Chief Executive Officer until 1993. Mr. Land also serves as a director of BSQUARE Corporation.


Gary McIntosh has served as a director since October 1984. Mr. McIntosh retired in June 1991. From October 1984 to June 1991, Mr. McIntosh served as President and Secretary of Infowave.


David Neale has served as a director since May 1998. Since November 1999, Mr. Neale has served as Vice President, New Product Development for Rogers AT&T Wireless Inc. (formerly, Rogers Cantel Inc.). From January 1998 to November 1999, Mr. Neale served as the Vice President of Data and Emerging Technologies for Rogers AT&T Wireless Inc. From September 1995 to January 1998, Mr. Neale served as the Vice President of Marketing and Planning for Rogers AT&T Wireless Inc. Mr. Neale served as the Vice President of Sales and Marketing for Westel Communications Ltd. from December 1993 to September 1995. Mr. Neale is currently the Chairman of the Paging Executive Council, Chairman of the International Mobitex Operators Association and an Executive Board member of the Portable Computer and Communications Association.


Each director is elected for a period of one year at the annual general meeting of shareholders and serves until the next annual general meeting or until his or her successor is duly elected and qualified. The board limits the length of directorship to three years at which time the directorship can be extended by mutual consent of both parties. The executive officers serve at the discretion of the board. The only family relationship involving the executive officers and the board involves Gary McIntosh and Jim McIntosh who are father and son, respectively.


Infowave is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).


BOARD COMMITTEES


The board of directors has established three board committees -- an audit committee, a compensation committee and a nominating committee.

Audit Committee. The responsibilities of the audit committee include reviewing the Corporation's audited financial statements and presenting them to the Board for approval, reviewing internal accounting procedures and consulting with and reviewing the services provided by the Corporation's auditors. The audit committee currently consists of Gary McIntosh, Morgan Sturdy and Scot Land.


Compensation Committee. The responsibilities of the compensation committee include reviewing and recommending to the board of directors the compensation and benefits of all the executive officers of the Corporation, and establishing and reviewing general policies relating to compensation and benefits of the employees of the Corporation. The compensation committee currently consists of Gary McIntosh, Morgan Sturdy and Scot Land. Except as described in Item 13 - "Certain Relationships and Related Transactions," no interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.


Nominating Committee. The board of directors approved the establishment of the nominating committee as part of a corporate governance policy on March 20, 2000. The responsibilities of the nominating committee are expected to include evaluating the contribution of each director on an individual basis, assessing the collective performance of the board, proposing new nominees to the board and analyzing the existing structure of the board. The members of the committee have not yet been appointed.


DIRECTOR COMPENSATION


The Corporation does not currently pay cash compensation to directors for serving on its board, but does reimburse directors for out-of-pocket expenses for attending board and committee meetings. The Corporation does not provide additional compensation for committee participation or special assignments of the board of directors. All directors except for Gary McIntosh and Jim McIntosh have received stock options for their participation on the board of directors. Scot Land received options to purchase 100,000 common shares at a price of Cdn.$1.00 per share, David Neale received options to purchase 100,000 common shares at a price of Cdn.$2.55 per share and Morgan Sturdy received options to purchase 100,000 common shares at a purchase price of Cdn.$3.57 per share.


EMPLOYMENT AGREEMENTS


The Corporation's policy is to require all employees, including its executive officers, as a condition to their employment with the Corporation, to enter into agreements requiring the non-disclosure of confidential information of the Corporation, and the assignment and confirmation of the Corporation's ownership of all intellectual property rights created in the course of such employee's employment with the Corporation.


ITEM 11:   EXECUTIVE COMPENSATION


The following table sets forth the compensation paid to our Chief Executive Officer and two other most highly compensated executive officers earning more than $100,000 for the years ended December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                    ANNUAL COMPENSATION           SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION                         SALARY         BONUS      UNDERLYING OPTIONS    COMPENSATION
---------------------------                        --------      --------     ------------------    ------------
Jim McIntosh........................    1999       $ 74,052       $51,657            250,000           $12,925
  President, Chief Executive            1998         74,229        53,985                --                315
  Officer, and a director

Bijan Sanii.........................    1999         74,052        99,414            290,000               --
 Chief Operating Officer                1998         65,664       118,766                --              4,559

Todd Carter ........................    1999         74,052        60,588            150,000               --
 Chief Financial Officer                1998         67,481        33,740             60,000               --


OPTION GRANTS IN LAST FISCAL YEAR


The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and two other most highly compensated executive officers during the year ended December 31, 1999. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

      o multiplying the number of Common Shares subject to a given option by the exercise price;

      o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and

      o     subtracting from that result the aggregate option exercise price.

                              OPTION GRANTS IN 1999

                                                       INDIVIDUAL GRANTS
                                 ----------------------------------------------------------------
                                                  % OF TOTAL                                         POTENTIAL REALIZABLE VALUE
                                  NUMBER OF         OPTIONS                                          AT ASSUMED ANNUAL RATES OF
                                 SECURITIES       GRANTED TO                                          STOCK PRICE APPRECIATION
                                 UNDERLYING      EMPLOYEES IN     EXERCISE                                 FOR OPTION TERM
                                  OPTIONS         FISCAL YEAR    PRICE (PER         EXPIRATION       --------------------------
NAME                              GRANTED             (1)        SHARE)(2)             DATE               5%           10%
----                              ---------      ------------    ----------      ----------------    ---------     ------------
                                                                   CDN.$
Jim McIntosh.................     250,000           14.75          13.20         December 10, 2004     631,701      1,395,893
Bijan Sanii..................     250,000           14.75          13.20         December 10, 2004     631,701      1,395,893
                                  40,000             2.36           1.56         January 21, 2004       11,945         26,395
Todd Carter..................     150,000            8.85          13.20         December 10, 2004     379,020        837,536

------------

(1) During 1999, options to purchase a total of 1,694,584 common shares were issued to employees.

(2) The exercise price per share was equal to the fair market value of the Common Shares on the date of grant as determined by the board of directors.


OPTION EXERCISES AND FISCAL YEAR-END VALUES


The following table sets forth for the Chief Executive Officer and two other most highly compensated executive officers earning over $100,000 the number of shares acquired upon exercise of stock options during the year ended December 31, 1999 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 1999.


                       AGGREGATED OPTION EXERCISES IN 1999
                           AND YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                    OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                  SHARES                         DECEMBER 31, 1999            DECEMBER 31, 1999(1)
                                ACQUIRED ON      VALUE      ----------------------------    ----------------------------
NAME                             EXERCISE       REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                             --------       --------    -------------  -------------    -----------    -------------
Jim McIntosh....................     --             --        258,158         341,885        2,709,840        1,475,485
Bijan Sanii.....................  86,451        159,795           --          320,770             --          1,238,325
Todd Carter.....................  30,000        156,178        73,258         196,742          743,705          783,137

------------

(1) The value of unexercised in-the-money options at December 31, 1999 is based on Cdn.$16.15 per share, the closing price of the Common Shares at such time, less the exercise price per share.



ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                                                                              NUMBER OF SHARES          PERCENT OF
 DIRECTORS, EXECUTIVE OFFICERS EARNING MORE THAN $100,000 AND 5%             BENEFICIALLY OWNED        TOTAL SHARES
 SHAREHOLDERS                                                                        (1)                 OWNED (2)
----------------------------------------------------------------             ------------------        ------------
 Jim McIntosh (3) (4) (5) (6)..............................................        2,775,170               14.96
 Gary McIntosh (6) (7)
     4651 Fairlawn Drive, Burnaby, British Columbia V5C 3R5................        1,808,613                9.88
 Morgan Sturdy
    NICE Systems Ltd., #180-6651 Fraserwood Place, Richmond,                          13,890                0.08
    British Columbia V6W 1J3...............................................
 David Neale
    Rogers AT&T, 1 Mount Pleasant Road, Toronto, Ontario, M4Y 2Y5..........           31,116                0.17
 Scot Land
    Encompass Ventures, 777-108th avenue NE, Ste 2300, Bellevue,                      73,750                0.40
    Washington 98004.......................................................
 Todd Carter (3)...........................................................           88,092                0.48
 Bijan Sanii (3)...........................................................           17,000                0.09
 All Directors and Executive Officers as a group (7 persons)...............        4,807,631               25.63


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 1999, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

(2) Applicable percentage ownership is based on aggregate Common Shares outstanding as of December 31, 1999 together with the applicable options of such shareholder.

(3) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(4) Includes 140,625 Common Shares held on behalf of a trust established with the company's Employee Incentive Plan. Jim McIntosh is the Trustee of and has the power to vote the Common Shares held by this trust.

(5) Includes 1,784,876 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).

(6) 529452 B.C. Ltd. is the beneficial owner of 3,499,756 common shares. The issued share capital of 529452 B.C. Ltd. consists of 100 Class A voting shares and 100 Class B non-voting shares and 1,000 Class C preferred shares and 1,000 Class D preferred shares. Gary McIntosh holds 49 Class A voting shares, 49 Class B non-voting shares and all 1,000 of the Class C preferred shares. Jim McIntosh holds 51 of the Class A voting shares, 51 of the Class B non-voting shares and all 1,000 of the Class D preferred shares.

(7) Includes 1,714,880 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


No director, senior officer or principal shareholder of the Corporation, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Corporation from January 1, 1999 through March 28, 2000, except as disclosed herein or as follows:




     (1) The Corporation completed a private placement of 2,224,647 Special Warrants in two tranches on June 30, 1999 and July 8, 1999 (see Item 5
          - `Warrants'). Denise McIntosh, the spouse of Jim McIntosh (the President, Chief Executive Officer and a Director of the Corporation) acquired an aggregate of 100,000 Special Warrants for an aggregate purchase price of $218,790. These Special Warrants were deemed exercised for 100,000 Common Shares and 50,000 Purchase Warrants on September 28,1999.

     (2) Pursuant to a Consulting Agreement dated as of July 4, 1997 between the Corporation and GWM Enterprises Ltd. ("GWM"), a company controlled by Gary McIntosh (a Director of the Corporation), GWM provides management services to the Corporation for $2,693 per month. Pursuant to the Consulting Agreement, the Corporation paid GWM a total of $32,316 in 1999.

     (3) The Corporation entered into an Independent Contractor Agreement dated as of October 26, 1998 with Capital Ridge Communications Inc., a company controlled by Todd Carter. Pursuant to this agreement, Capital Ridge Communications Inc. provided services to the Corporation for $10,098 per month. Todd Carter provided services specifically in the role of Chief Financial Officer. The agreement terminated September 15, 1999 and was replaced by employee agreements with Infowave. Pursuant to the Independent Contractor Agreement, the Corporation paid a total of $133,584 to Mr. Carter in 1999.

     (4) David Wedge, who resigned as a Director of the Corporation on October 6, 1999, is the founder and proprietor of David J. Wedge Computer Law, a law firm focused on the information technology industry. David J. Wedge Computer Law has been acting as corporate counsel to the Corporation since 1994. In 1999 the Corporation paid approximately $90,000 for legal services to David J. Wedge Computer Law. David Wedge is the secretary of the Corporation.

     (5) On March 16, 2000, the Corporation announced that Rogers AT&T Wireless Inc. placed an order for a branded version of the Corporation's Symmetry software. David Neale is Vice-President, Product Development and Deployment of Rogers AT&T Wireless Inc. and a director of the Corporation. The total value of the March 16, 2000 order is $60,000, none of which to date has been paid to the Corporation.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


The following financial statements of the Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.


(a) 1.    Financial Statements
          Auditors' Report to the Shareholders
          Comments by Auditor for U.S. Readers on Canada-U.S.
          Reporting Difference
          Balance Sheets
          Statements of Operations and Deficit
          Statements of Cash Flows
          Notes to the Financial Statements


2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:



Schedule II: Valuation and Qualifying Accounts



3.   Exhibits:



The following Exhibits are filed as part of this report:

EXHIBIT NO.   DESCRIPTION
----------    -----------
   3.1*       Memorandum and Articles of registrant

   4.1*       Employee Incentive Plan dated April 28, 1997, as supplemented September 25,
              1997

   4.2*       Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust
              Company of Canada

   4.3        Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust
              Company of Canada

   4.4        Stock Option Plan, as amended (incorporated by reference to the Corporation's Form 6-K dated
              October 21, 1999)

  10.1*       Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor
              Relations Group Ltd.

  10.2*       Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff
              Financial Group Ltd. and 549452 BC Ltd.

  10.3*       Loan Facility dated October 29, 1998 with a Canadian chartered bank

  10.4        Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

  10.5        Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the
              Corporation

 +10.6*       Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital
              Ridge Communications Inc. (formerly "Channel One Systems Corp.")

  10.7*       Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth
              Wireless Data

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.8*       Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard 10.9* Source Code License Agreement dated March 31,
              1998 between the Corporation and DTS 10.10* Source Code License Agreement
              dated June 9, 1998 between the Corporation and Wynd
              Communications Corporation

  10.11*      Source Code License Agreement dated November 13, 1997 between the Corporation and Apple
              Computers

  10.12*      OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

  10.13*      Letter Agreement dated April 20, 1998 between the Corporation and Lexmark International, Inc.

 +10.14*      Employment Agreement dated May 2, 1991 between the Corporation and
              Jim McIntosh

 +10.15*      Employment Agreement dated May 23, 1997 between the
              Corporation and Bijan Sanii

 +10.16       Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

  10.17*      Agency Agreement dated March 31, 1998 between the Corporation, Canaccord Capital Corporation and Yorkton Securities Inc.

  10.18*      Consulting Agreement dated July 4, 1997 between the Corporation and GWM Enterprises Ltd.

  10.19       Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation,
              Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

  23.1        Consent of KPMG LLP, independent accountants

  27.1        Financial Data Schedule

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).

+    Indicates management contract.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infowave Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 28, 2000.

                                                INFOWAVE SOFTWARE, INC.


                                                By:   /s/ Jim McIntosh
                                                      ----------------------
                                                      Jim McIntosh,
                                                      Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Infowave Software, Inc. in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----
                                                President, Chief Executive Officer and           March 28, 2000
              /s/ Jim McIntosh                  Director (Principal Executive Officer)
---------------------------------------------
                 Jim McIntosh

                                                Chief Financial Officer (Principal Financial     March 28, 2000
              /s/ Todd Carter                   and Accounting Officer)
---------------------------------------------
                 Todd Carter

                                                                                                 March 28, 2000
              /s/ Morgan Sturdy                  Director
---------------------------------------------
                Morgan Sturdy

                                                                                                 March 28, 2000
              /s/ Gary McIntosh                   Director
---------------------------------------------
                Gary McIntosh

                                                                                                 March 28, 2000
              /s/ Scot Land                        Director (Authorized U.S. Representative)
---------------------------------------------
                  Scot Land


                                                                                                 March 28, 2000
              /s/ David Neale                       Director
---------------------------------------------
                 David Neale

                             INFOWAVE SOFTWARE, INC.

                          INDEX TO FINANCIAL STATEMENTS

          Financial Statements
          Auditors' Report to the Shareholders.....................  F-2
          Comments by Auditor for U.S. Readers on Canada-U.S
          Reporting Difference.....................................  F-3
          Balance Sheets...........................................  F-4
          Statements of Operations and Deficit.....................  F-5
          Statements of Cash Flows.................................  F-6
          Notes to the Financial Statements........................  F-8

          Schedule II: Valuation and Qualifying Accounts...........  F-25

                      Financial Statements of



                      INFOWAVE  SOFTWARE  INC.
                      (expressed in U.S. dollars)



                      Years ended December 31, 1999, 1998 and 1997

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the balance sheets of Infowave Software Inc. as at December 31, 1999 and 1998 and the statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects with accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations and cash flows for each of the years in the three year period ended December 31, 1999 and balance sheet items as at December 31, 1999 and 1998 to the extent summarized in note 13 to the financial statements.





KPMG LLP (SIGNED)



Chartered Accountants

Vancouver, Canada

February 4, 2000

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1(a) to the financial statements. Our report to the shareholders dated February 4, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.





KPMG LLP (SIGNED)



Chartered Accountants

Vancouver, Canada

February 4, 2000

INFOWAVE SOFTWARE INC.
Balance Sheets
(expressed in U.S. dollars)

December 31, 1999 and 1998

                                                                                1999                 1998
                                                                          --------------       --------------
Assets

Current assets:
     Cash and cash equivalents                                            $    4,359,090       $    1,047,319
     Accounts receivable, net of allowance for bad debts and
       sales returns of $53,739 (1998 - $39,204)                               1,916,961            3,343,031
     Inventory (note 2)                                                          588,981            1,315,061
     Prepaid expenses and deposits                                               170,662              215,564
                                                                          --------------       --------------
                                                                               7,035,694            5,920,975

Capital assets (note 3)                                                          984,698              625,621

Deferred charges, net of amortization of $196,747 (1998 - $116,724)               34,100              141,345
                                                                          --------------       --------------
                                                                          $    8,054,492       $    6,687,941
                                                                          ==============       ==============

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                             $    1,014,673       $    2,377,756

Shareholders' equity:
     Share capital (note 6):
         Authorized:  100,000,000 voting common shares
                          without par value
         Issued:  18,297,470 (1998 - 15,236,500) common shares                12,526,949            6,798,707
     Deficit                                                                  (5,776,773)          (2,488,522)
     Cumulative translation account                                              289,643                    -
                                                                          --------------       --------------
                                                                               7,039,819            4,310,185

Continuing operations (note 1(a))
Lease obligations (note 8)
Contingencies (note 9)
Subsequent events (note 12)
                                                                          --------------       --------------
                                                                          $    8,054,492       $    6,687,941
                                                                          ==============       ==============

See accompanying notes to financial statements.

On behalf of the Board:


"MORGAN STURDY" (SIGNED)              Director
--------------------------------------
Morgan Sturdy


"JIM MCINTOSH" (SIGNED)               Director
--------------------------------------
Jim McIntosh

INFOWAVE SOFTWARE INC.
Statements of Operations and Deficit
(expressed in U.S. dollars)

Years ended December 31, 1999, 1998 and 1997

                                                              1999                1998                 1997
                                                       --------------      --------------       --------------
Revenues:
     Sales                                             $    7,530,331      $    9,546,808       $    3,496,349
     Cost of goods sold                                     2,692,462           4,503,994            1,435,314
                                                       --------------      --------------       --------------
                                                            4,837,869           5,042,814            2,061,035

Expenses:
     Research and development                               2,918,572           2,163,614            1,323,106
     Sales and marketing                                    3,125,635           2,794,226            1,688,996
     Administration                                         2,112,587           1,391,723              776,426
                                                       --------------      --------------       --------------
                                                            8,156,794           6,349,563            3,788,528
                                                       --------------      --------------       --------------
Loss from operations                                        3,318,925           1,306,749            1,727,493

Other income (expenses):
     Interest expense                                               -             (23,917)             (22,377)
     Interest income                                          118,204              73,427               28,361
     Gain on sale of marketable securities                          -                   -               15,665
     Foreign exchange                                         (87,530)             50,973               26,092
                                                       --------------      --------------       --------------
                                                               30,674             100,483               47,741
                                                       --------------      --------------       --------------
Loss before income taxes                                    3,288,251           1,206,266            1,679,752

Income tax expense (recovery):
     Current                                                        -                   -                    -
     Deferred                                                       -                   -               (2,720)
                                                       --------------      --------------       --------------
                                                                    -                   -               (2,720)
                                                       --------------      --------------       --------------
Loss for the year                                           3,288,251           1,206,266            1,677,032

Deficit (retained earnings), beginning of year              2,488,522           1,282,256             (534,467)

Amalgamation costs                                                  -                   -               74,250
Dividend                                                            -                   -               65,441
                                                       --------------      --------------       --------------
Deficit, end of year                                   $    5,776,773      $    2,488,522       $    1,282,256
                                                       ==============      ==============       ==============
Loss per share                                         $         0.21      $         0.09       $         0.19
                                                       ==============      ==============       ==============
Weighted average number of shares outstanding              15,963,036          12,912,578            8,861,473
                                                       ==============      ==============       ==============

See accompanying notes to financial statements.

INFOWAVE SOFTWARE INC.
Statements of Cash Flows
(expressed in U.S. dollars)

Years ended December 31, 1999, 1998 and 1997

                                                              1999               1998                 1997
                                                       --------------     ---------------       --------------
Cash flows from operating activities:
     Loss for the year                                 $   (3,288,251)    $    (1,206,266)      $   (1,677,032)
     Items not involving cash:
         Depreciation                                         323,294             209,026              172,243
         Amortization of deferred charges                      80,023              65,651               51,073
         Deferred income taxes                                      -                   -               (2,720)
         Gain on sale of marketable securities                      -                   -              (15,665)
     Changes in non-cash operating working capital:
         Accounts receivable                                1,581,881          (2,873,594)              34,745
         Corporation taxes recoverable                              -                   -               62,959
         Inventory                                            782,688          (1,132,654)             175,269
         Prepaid expenses and deposits                         56,284            (202,253)               9,680
         Accounts payable and accrued liabilities          (1,464,010)          1,927,021               64,684
         Bonus payable                                              -                   -              (24,834)
                                                       --------------     ---------------       --------------
                                                           (1,928,091)         (3,213,069)          (1,149,598)

Cash flows from investing activities:
     Purchase of capital assets, net of investment
       tax credits                                           (635,454)           (387,837)            (198,420)
     Proceeds from disposal of marketable securities                -                   -                1,960
     Decrease in advances to affiliate                              -                   -                2,365
     Proceeds on disposal of capital assets                         -                   -                  433
                                                       --------------     ---------------       --------------
                                                             (635,454)           (387,837)            (193,662)

Cash flows from financing activities:
     Issuance of shares for cash, net of issue costs        1,475,923             405,235            1,995,763
     Issuance of special warrants for cash,
       net of issue costs                                   4,284,797           3,946,115                    -
     Repayment of shareholder loan                                  -                   -             (106,269)
     Redemption of shares                                           -                   -                  (65)
     Dividend                                                       -                   -              (65,441)
     Repayment of operating loan                                    -                   -             (450,833)
     Amalgamation costs                                             -                   -              (74,250)
                                                       --------------     ---------------       --------------
                                                            5,760,720           4,351,350            1,298,905

Foreign exchange gain on cash and cash equivalents
   held in a foreign currency                                 114,596                   -                    -
                                                       --------------     ---------------       --------------
Increase (decrease) in cash and cash equivalents            3,311,771             750,444              (44,355)

Cash and cash equivalents, beginning of year                1,047,319             296,875              341,230
                                                       --------------     ---------------       --------------
Cash and cash equivalents, end of year                 $    4,359,090     $     1,047,319       $      296,875
                                                       ==============     ===============       ==============

INFOWAVE SOFTWARE INC.
Statements of Cash Flows, Continued
(expressed in U.S. dollars)

Years ended December 31, 1999, 1998 and 1997

                                                              1999                 1998                 1997
                                                           ----------         -----------          -----------
Supplementary information:
     Interest paid                                         $        -         $    23,917          $    22,377
     Interest received                                        118,204              73,427               28,361
     Income taxes paid                                              -                   -                    -
     Non-cash transactions:
         Cancellation of shares pursuant to
           termination of employment contracts                (32,478)             (9,490)                   -
         Exchange of marketable securities for
           settlement of due to shareholders                        -                   -              400,776
         Issue of shares to trust                                   -                   -              267,567
         Issue of shares for settlement of due to
           shareholders                                             -                   -              192,994
                                                           ==========          ==========          ===========

See accompanying notes to financial statements.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

     The Company was formed on February 21, 1997, following the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. (the "combining companies") and is incorporated under the laws of the Province of British Columbia. The principal business activities of the Company are software development and sales.


1.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Continuing operations:

          These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses during the years ended December 31, 1999, 1998 and 1997. Continued operations of the Company depend upon the attainment of profitable operations and successful completion of external financing arrangements.

          It is the Company's intention to raise additional financing in the year 2000, which, together with its existing working capital and the exercise of options and warrants is expected to be sufficient to meet the Company's projected working capital and cash requirements beyond December 31, 2000. However, unanticipated costs and expenses or lower than anticipated revenues could require additional financing. To the extent financing is not available, the Company may not be able to or be delayed in being able to commercialize its products and services. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

     (b)  Basis of presentation:

          Prior to their amalgamation, the combining companies were under common control and, consequently, these financial statements have been compiled on a continuity of interest basis similar to a pooling-of-interests. Under this basis of accounting, the assets, liabilities, shareholders' equity and results of operations of the Company for all periods presented reflect the combined book values and results of operations previously reported in the combining companies' financial statements.

          These financial statements are prepared in accordance with generally accepted accounting principles in Canada. Material differences between these principles and accounting principles generally accepted in the United States are disclosed in note 13.

     (c)  Cash and cash equivalents:

          Cash and cash equivalents include short term investments with maturities of ninety days or less when acquired.

     (d)  Inventory:

          Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 2
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e)  Deferred charges:

          Shares issued to employees and service providers are measured and recorded at the estimated fair value of the shares, taking into account escrow restrictions, at the time of issue. The related stock compensation expense is deferred on the balance sheet and charged to income on a pro-rata basis as the related stock is released from escrow.

     (f)  Capital assets:

          Capital assets are recorded at cost. Depreciation is provided using the following methods and annual rates:


          Asset                                                                Basis                Rate
          -------------------------------------------                    -----------------     ----------------
          Computer equipment and system software                         Declining balance                  30%
          Computer software                                              Declining balance                 100%
          Leasehold improvements                                             Straight-line     shorter of lease
                                                                                                    term or 20%
          Office equipment                                               Declining balance                  20%
          Software licences and purchased source code                    Declining balance                  30%


     (g)  Deferred income taxes:

          The Company follows the deferral method of income tax allocation. Deferred income taxes arise from timing differences in the recognition of income and expense for accounting and income tax purposes.

     (h)  Translation of foreign currency:

          These consolidated financial statements are presented in U.S. dollars although the Company uses the Canadian dollar as its functional currency. The Canadian dollar functional currency financial statements are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at rates in effect at the time of the transaction. Any gains or losses from this translation are included in a separate cumulative translation adjustment account in shareholders' equity on the balance sheet.

          Prior to 1999, these financial statements were presented in Canadian dollars. Prior years' comparative figures have been translated into U.S. dollars using the exchange rate at December 31, 1998.

     (i)  Revenue recognition:

          Revenue from the sale of software products is recognized when the product is shipped. An allowance for future returns is recorded at the time revenue is recognized based on estimated future returns including returns of older product versions. Revenue on software development contracts is recognized when engineering milestones are satisfied which represents the stage of completion. All development contracts are less than one year in length. Payment in advance for license and development fees are deferred and amortized over the term of the contract.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 3
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (j)  Research and development:

          Research costs are expensed as incurred. Development costs are expensed as incurred unless certain criteria for deferral have been met. These criteria include establishing the technological feasibility of new software products which normally occurs when the Company has completed all planning, designing, coding and testing activities required to establish that the products can be produced to meet its design specifications including functions, features and technical performance requirements. To December 31, 1999, no development costs have been deferred. During the year ended December 31, 1999, the Company received government assistance totalling $87,102 (1998 - $102,914; 1997 - $nil) related to research and development expenditures which has been recorded as a reduction of research and development expenditures.

     (k)  Stock-based compensation plans:

          The Company has a stock-based compensation plan, which is described in note 6(d). No compensation expense is recognized for this plan when stock options are issued to employees as the exercise price of the options is equal to the price of the underlying common shares on the date of grant. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

     (l)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, management estimates are required in the determination of provisions for doubtful accounts receivable, sales returns and obsolete inventory. Actual results could differ from those estimates.

     (m)  Loss per share:

          Basic loss per share has been calculated using the weighted average number of common shares outstanding including shares held in escrow. Fully diluted loss per share amounts have not been presented as the effect of outstanding options and warrants is anti-dilutive.

     (n)  Comparative figures:

          Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 4
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

2.   INVENTORY:

     Inventory consists of:

                                                    1999                 1998
                                                ------------       --------------
     Raw materials                              $    503,646       $    1,308,253
     Finished goods                                  126,907               55,852
                                                ------------       --------------
                                                     630,553            1,364,105
     Less allowance for obsolete stock               (41,572)             (49,044)
                                                ------------       --------------
                                                $    588,981       $    1,315,061
                                                ============       ==============


3.   CAPITAL ASSETS:

                                                                             Accumulated          Net book
     1999                                                    Cost           depreciation            value
                                                      ---------------      --------------       --------------
     Computer equipment and system software           $     1,308,989      $      687,697       $      621,292
     Computer software                                        212,739             183,180               29,559
     Leasehold improvements                                   196,522             137,727               58,795
     Office equipment                                         261,794             124,780              137,014
     Software licenses and purchased source code              365,069             227,031              138,038
                                                      ---------------      --------------       --------------
                                                      $     2,345,113      $    1,360,415       $      984,698
                                                      ===============      ==============       ==============


                                                                            Accumulated            Net book
     1998                                                  Cost             depreciation             value
                                                      ---------------      --------------       --------------
     Computer equipment and system software           $       834,716      $      483,061       $      351,655
     Computer software                                        144,867             138,673                6,194
     Leasehold improvements                                   103,875              93,729               10,146
     Office equipment                                         167,016              95,350               71,666
     Software licenses and purchased source code              344,267             158,307              185,960
                                                      ---------------      --------------       --------------
                                                      $     1,594,741      $      969,120       $      625,621
                                                      ===============      ==============       ==============


4.   OPERATING LOAN:

     The Company has an operating loan facility with a credit limit of $225,200. The facility is repayable on demand, bears interest at the prime rate plus 1.0% and is secured by a general security agreement including the assignment of accounts receivable trade indemnity insurance. At December 31, 1999 and 1998, no amounts were outstanding under this loan facility.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 5
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


5.   RELATED PARTY TRANSACTIONS:

     Pursuant to a consulting agreement dated July 4, 1997 and an independent contractor agreement dated January 1, 1997, the Company paid $54,000 (1998
     - $120,000; 1997 - $120,000) in management fees to companies controlled by Directors of the Company. The Company also paid management fees of $85,833 (1998 - $109,739; 1997 - $29,403) to a corporate shareholder pursuant to an independent contractor agreement dated October 26, 1998.

     Pursuant to a Debt Exchange Agreement dated as of February 21, 1997, between the Company and a shareholder, an interest bearing loan to shareholder of $192,994, was settled in exchange for an aggregate of 349,397 common shares.

     Pursuant to the amalgamation agreement dated February 21, 1997, the Company disposed of certain assets previously held by G.W. McIntosh Holdings Ltd., including cash and marketable securities in settlement of the non-interest bearing shareholder loan of $507,050 and a dividend of $65,441 (net of refundable taxes) as follows:


     Liabilities settled:
         Shareholder loan                                        $    507,050
         Dividend payable (net of refundable taxes)                    65,441
                                                                 ------------
                                                                 $    572,491
                                                                 ============

     Fair value of assets exchanged to settle liabilities:
         Cash                                                    $    171,715
         Marketable securities                                        400,776
                                                                 ------------
                                                                 $    572,491
                                                                 ============

     The dividend was declared and payable to the sole shareholder of G.W. McIntosh Holdings Ltd. prior to the amalgamation.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 6
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


6.   SHARE CAPITAL:

     The share capital of the Company is as follows:

     (a) Authorized:

          100,000,000 voting common shares without par value (1998 -
          100,000,000).

     (b) Issued:

                                                                                 Number
                                                                                of shares           Amount
                                                                               ----------       ------------
         Balance, December 31, 1996                                             5,570,603       $        587

         Share redemption pursuant to Amalgamation Agreement                     (100,000)               (65)
         Share issuance for cash to a former employee                              10,000                  1
         Share issuance pursuant to Debt Exchange Agreement (note 5)              349,397            192,994
         Share issuance to trust pursuant to employment contracts                 670,000            153,222
         Share issuance to trust pursuant to an Employee
           Performance Incentive Plan                                             500,000            114,345
         Share issuance for cash pursuant to a private placement,
           net of issue costs                                                   2,153,000            630,501
         Share issuance for cash pursuant to an initial public offering,
           net of issue costs                                                   2,500,000          1,365,262
                                                                               ----------       ------------
         Balance, December 31, 1997                                            11,653,000          2,456,847

         Share issuance pursuant to exercise of agent's warrants                  625,000            405,235
         Share cancellation pursuant to termination of employment
           contracts                                                              (41,500)            (9,490)
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $710,459                     3,000,000          3,946,115
                                                                               ----------       ------------
         Balance, December 31, 1998                                            15,236,500          6,798,707

         Share issuance pursuant to exercise of share options                     604,535            560,576
         Share issuance pursuant to exercise of purchase warrants                 300,577            763,011
         Share issuance pursuant to exercise of agent's warrants                   69,051            152,336
         Share cancellation pursuant to termination of employment
           contracts                                                             (137,840)           (32,478)
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $623,070                     2,224,647          4,284,797
                                                                               ----------       ------------
         Balance, December 31, 1999                                            18,297,470       $ 12,526,949
                                                                               ==========       ============

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 7
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


6.   SHARE CAPITAL (CONTINUED):

     (c)  Escrow shares:

          Pursuant to certain employment contracts and an Employee Performance Incentive Plan, the Company issued shares to certain employees which were held in escrow. As at December 31, 1999, no shares (1998 - 223,333; 1997 - 446,666) issued pursuant to employment contracts remain in escrow and 140,625 (1998 - 394,750; 1997 - 500,000) shares issued pursuant to the Employment Performance Incentive Plan remain in escrow. The escrow shares are being released at rates ranging from 8.25% to 25% every quarter with the balance being released by October 14, 2000. No performance criteria must be met in order for the shares to be released other than that the employee remain with the Company during the period these shares are released from escrow.

          The amounts related to the employment contracts and the Employee Performance Incentive Plan have been included in deferred charges (note 1(d)) on the balance sheet. For the fiscal year ended December 31, 1999, $80,023 (1998 - $65,651; 1997 - $51,073) of the deferred charges were amortized to income.

     (d)  Share purchase options:

          The Company has reserved common shares, to a maximum of 20% of the total number of outstanding from time-to-time, pursuant to an Employee Stock Option Plan. The purpose of the Plan is to assist eligible employees to participate in the growth and development of the Company. Options to purchase common shares of the Company under the Plan may be granted by the Board of Directors to certain full-time employees of the Company. These options vest over a period of three years and expire five years from the date of grant. To December 31, 1999, all stock options granted by the Company are exercisable in Canadian dollars.

          A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                            1999                            1998                           1997
                                   ---------------------------     ----------------------------    --------------------------
                                                   Weighted                        Weighted                      Weighted
                                                    average                         average                       average
                                     Shares     exercise price      Shares       exercise price     Shares     exercise price
                                   ---------    --------------     ---------     --------------    ---------   --------------
                                                  U.S.$/Cdn.$                      U.S.$/Cdn.$                   U.S.$/Cdn.$
          Outstanding,
           beginning of year       2,087,921      $ 0.82/1.26      1,589,751       $ 0.65/1.00             -      $      - /-

          Granted                  1,829,584        5.37/7.75        912,458         1.41/2.16     1,618,755        0.66/1.01
          Exercised                 (604,535)       0.94/1.36              -              - /-             -             - /-
          Cancelled                 (221,895)       0.93/1.34       (414,288)        0.82/1.25       (29,004)       0.66/1.01
                                   ---------      -----------      ---------       -----------     ---------      -----------
          Outstanding,
           end of year             3,091,075      $ 3.52/5.08      2,087,921       $ 0.82/1.26     1,589,751      $ 0.65/1.00
                                   =========      ===========      =========       ===========     =========      ===========
          Options exercisable,
           end of year               841,462      $ 0.87/1.25        797,958       $ 0.75/1.15        82,500      $ 0.65/1.00
                                   =========      ===========      =========       ===========     =========      ===========

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 8
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

6.   SHARE CAPITAL (CONTINUED):

     (d)  Share purchase options (continued):

          The following table summarizes information about stock options outstanding at December 31, 1999:

                                             Options outstanding                       Options exercisable
                                ----------------------------------------------      -----------------------------
                                   Number         Weighted          Weighted          Number
                                outstanding,      average           average         exercisable,     Weighted
          Range of              December 31,     remaining          exercise        December 31,      average
          exercise prices          1999        contractual life       price             1999       exercise price
                                ------------   ----------------   ------------      ------------   --------------
            U.S.$(Cdn.$)                                           U.S.$/Cdn.$                      U.S.$/Cdn.$
          $0.69 to $1.38
            ($1.00 to $1.99)     1,307,500         3.03 years     $ 0.79/1.14           772,272      $ 0.78/1.12
          $1.39 to $2.07
            ($2.00 to $2.99)       123,668         3.32             1.79/2.58            60,856        1.79/2.58
          $2.08 to $2.76
            ($3.00 to $3.99)       704,360         4.63             2.60/3.76             8,334        2.47/3.57
          $2.77 to $3.46
            ($4.00 to $4.99)         3,223         4.83             2.77/4.00                 -             - /-
          $3.47 to $5.54
            ($5.00 to $7.99)       146,003         4.84             3.78/5.45                 -             - /-
          $7.62 to $9.56
            ($11.00 to $13.80)     806,321         4.92            8.96/12.93                 -             - /-
                                 ---------         ----           -----------           -------      -----------
          $0.69 to $9.56
            ($1.00 to $13.80)    3,091,075         3.99           $ 3.52/5.08           841,462      $ 0.87/1.25
                                 =========         ====           ===========           =======      ===========


     (e)  Share purchase warrants:

          In June and July 1999, the Company issued a total of 2,224,647 special warrants at a price of $2.21 (Cdn. $3.25) per special warrant which were exercisable into 2,224,647 common shares and 1,112,324 common share purchase warrants. Each purchase warrant entitles the holder thereof to purchase one common share at a price of $2.56 (Cdn. $3.75) per common share until the expiration date of the purchase warrants on June 30, 2000. As at December 31, 1999, all of the special warrants have been exercised and 811,747 share purchase warrants remain outstanding.

          In accordance with an agency agreement dated June 18, 1999, the Company issued an additional 212,465 non-transferable purchase warrants to the agents as partial compensation for services rendered in connection with the Company's offering of special warrants. Each purchase warrant is exercisable into one common share at $2.21 (Cdn. $3.25) per share and expires on June 30, 2000. As at December 31, 1999, 143,414 of these share purchase warrants remain outstanding.


7.   INCOME TAXES:

     The Company has non-capital losses carried forward of approximately $4,677,000 which are available to reduce future years' income for income tax purposes to 2006. The Company also has available unclaimed Scientific Research and Experimental Development Expenditures of $1,766,900 that may be carried forward indefinitely and used to reduce future taxable income. The benefit of these losses and unclaimed expenditures have not been recorded in the accounts.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 9
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


8.   LEASE OBLIGATIONS:

     The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes. The annual payment commitments are as follows:

     2000                              $      303,379
     2001                                     331,283
     2002                                     333,643
     2003                                     179,421
     2004                                     127,233
                                       $    1,274,959

     During the year ended December 31, 1999, the Company made operating lease payments totalling approximately $160,000 (1998 - $117,900; 1997 - $124,400).


9.   CONTINGENCIES:

     The Company has been notified of certain claims. No legal action has yet proceeded on these claims and, in the opinion of management, these claims are without substantial merit and no provision has been made for them in the accounts.

10.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

     (a)  Fair values:

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate fair values due to their ability for prompt liquidation and short-term to maturity.

     (b)  Credit risk:

          The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectibility of accounts receivable. At December 31, 1999, three customers (1998 - two) represented approximately 78% (1998 - 75%) of accounts receivable. These receivables are from large reputable customers with an established credit history with the Company. Trade receivables are covered by trade indemnity insurance.

     (c)  Foreign currency risk:

          Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. A substantial portion of the Company's sales are derived in United States dollars and accordingly the majority of the Company's accounts receivable is denominated in United States dollars. The Company has not entered into foreign exchange contracts to hedge against gains or losses from foreign exchange fluctuations.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 10
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


11.  SEGMENTED INFORMATION:

     (a)  Industry segments:

          The Company has two reportable segments based on its two distinct product lines, being the Company's wireless and imaging products.

                                                                      Total all
                                                                      reporting
         1999                               Wireless       Imaging     segments     Corporate        Total
                                         ----------        -------   ----------     ---------     ----------
         Customer sales                     355,001      7,175,330    7,530,331             -      7,530,331
         Research and development         1,371,007      1,547,565    2,918,572             -      2,918,572
         Depreciation expense               160,390        162,904      323,294             -        323,294
         Operating profit (loss)         (3,891,727)       572,802   (3,318,925)            -     (3,318,925)
         Segment assets                     843,842      2,817,460    3,661,302     4,393,190      8,054,492
         Capital expenditures               406,387        229,067      635,454             -        635,454



                                                                      Total all
                                                                      reporting
         1999                               Wireless       Imaging     segments     Corporate        Total
                                         ----------        -------   ----------     ---------     ----------
         Customer sales                     170,911     9,375,897     9,546,808             -      9,546,808
         Research and development           994,670     1,168,944     2,163,614             -      2,163,614
         Depreciation expense                89,900       119,126       209,026             -        209,026
         Operating profit (loss)         (2,724,899)    1,418,150    (1,306,749)            -     (1,306,749)
         Segment assets                     298,963     5,200,314     5,499,277     1,188,664      6,687,941
         Capital expenditures               262,235       125,602       387,837             -        387,837


                                                                      Total all
                                                                      reporting
         1999                               Wireless       Imaging     segments     Corporate        Total
                                         ----------        -------   ----------     ---------     ----------
         Customer sales                      85,471     3,410,878     3,496,349             -      3,496,349
         Research and development           785,447       537,659     1,323,106             -      1,323,106
         Depreciation expense                88,732        83,511       172,243             -        172,243
         Operating profit (loss)         (1,693,913)      (33,580)   (1,727,493)            -     (1,727,493)
         Segment assets                     118,574       993,434     1,112,008       513,368      1,625,376
         Capital expenditures               109,222        89,198       198,420             -        198,420

     (b)  Geographic information:

          All of the Company's assets are located in Canada. The Company earned revenues attributed to the following countries based on the location of the customer:

                                        1999              1998                 1997
                                 ---------------     ---------------       --------------
         United States           $     6,822,623     $     8,684,657       $    2,640,598
         Europe                          444,337             732,255              497,051
         Canada and other                263,371             129,896              358,700
                                 ---------------     ---------------       --------------
                                 $     7,530,331     $     9,546,808       $    3,496,349
                                 ===============     ===============       ==============

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 11
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


11.  SEGMENTED INFORMATION (CONTINUED):

     (c)  Major customers:

          For the year ended December 31, 1999, revenue from two customers of the Company's imaging products represents approximately $3,776,233 (1998 - $6,465,393; 1997 - $875,556) of the Imaging products' total revenue. No other customer represents in excess of 10% of total revenue.


12.  SUBSEQUENT EVENTS:

     (a) The Company issued 251,327 common shares at $2.56 (Cdn. $3.75) per share and 37,000 common shares at $2.21 (Cdn. $3.25) per share pursuant to the exercise of share purchase and agents warrants, respectively.

     (b) The Company issued 210,220 common shares at prices ranging from $0.69 (Cdn. $1.00) to $1.77 (Cdn. $2.55) pursuant to the exercise of employee stock options.

     (c) Pursuant to the Company's Employee Stock Option Plan, 236,313 share options were issued with exercise prices ranging between $11.19 (Cdn. $16.15) and $19.09 (Cdn. $27.55).


13.  RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States:

     (a)  Net loss and loss per share:

                                                             1999                 1998                 1997
                                                       --------------      --------------       --------------
         Net loss in accordance with Canadian GAAP     $   (3,288,251)     $   (1,206,266)      $   (1,677,032)
         Adjustment for foreign currency translation
           differences on net loss calculated in
           accordance with Canadian GAAP (g)                        -             (39,561)            (177,179)
         Adjustment for amalgamation costs (f)                      -                   -               (82,094)
         Adjustment for stock based compensation
           relating to stock options issued to
           non-employees (e)(i)                               (21,782)           (165,166)             (10,287)
         Adjustment for stock based compensation
           relating to escrow shares (e)(ii)                  (34,293)            (29,059)             (24,200)
                                                       --------------      --------------       --------------
         Net loss in accordance with
           United States GAAP                          $   (3,344,326)     $   (1,440,052)      $   (1,970,792)
                                                       ==============      ==============       ==============

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 12
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (a)  Net loss and loss per share (continued):

                                                         1999                1998                 1997
                                                    -------------       -------------        -------------
     Weighted average number of shares
       outstanding in accordance with Canadian
       GAAP                                            15,963,036          12,912,578            8,861,473
     Adjustment for weighted average number of
       contingently issued shares
       pursuant to employee incentive plan (h)           (249,188)           (444,877)            (338,356)
     Adjustment for weighted average number of
       contingently issued shares
       pursuant to employment agreement (h)                     -            (335,000)            (453,703)
                                                    -------------       -------------        -------------
     Weighted average number of shares
       outstanding in accordance with US GAAP          15,713,848          12,132,701            8,069,414
                                                    =============       =============        =============
     Net loss per share                             $       (0.21)      $       (0.12)       $       (0.24)
                                                    =============       =============        =============


     Comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        1999                1998                 1997
                                                   --------------      --------------       --------------
     Net loss in accordance with U.S. GAAP         $   (3,344,326)     $   (1,440,052)      $   (1,970,792)
     Other comprehensive income (loss):
          Foreign currency translation adjustment         272,067            (318,563)             (41,586)
                                                   --------------      --------------       --------------
     Comprehensive income (loss)                   $   (3,072,259)     $   (1,758,615)      $   (2,012,378)
                                                   ==============      ==============       ==============

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 13
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (b)  Balance sheet:

                                                December 31, 1999                 December 31, 1998
                                          Canadian        United States       Canadian      United States
                                            GAAP              GAAP              GAAP            GAAP
                                        -------------    -------------      ------------   ------------
     ASSETS

     Deferred charges
       ((e)(ii))                        $     34,100     $           -      $    141,349   $           -
                                        =============    =============      ============   =============
     SHAREHOLDERS' EQUITY
     Share capital                        12,526,949        13,070,216         6,798,707       7,341,974
     Additional paid in capital from
       stock based compensation
       relating to stock options
       issued to non-employees
       ((e)(i))                                    -           206,303                 -         206,303
     Additional paid in capital from
       stock based compensation
       relating to escrow shares
       ((e)(ii))                                   -           107,348                 -         122,287
     Deferred compensation
       related to stock options
       issued to non-employees
       ((e)(i))                                    -            (7,480)                -        (30,854)
     Deferred compensation
       related to shares held in
       trust pursuant to Employee
       Incentive Plan ((e)(ii))                    -           (50,796)                -       (142,586)
     Deferred compensation related
       to shares held in escrow
       pursuant to employment
       contracts ((e)(ii))                          -                -                 -        (80,670)
     Deficit                               (5,776,773)      (6,250,800)       (2,488,522)    (2,906,473)
     Accumulated other
       comprehensive income (loss):
          Cumulative translation
            amount                            289,643          (69,072)                -       (341,145)
                                        -------------    -------------      ------------   ------------
                                        $   7,039,819    $   7,005,719      $  4,310,185   $  4,168,836
                                        =============    =============      ============   ============

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 14
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (c)  Cash flow statement:

                                                             1999                1998                 1997
                                                       --------------      --------------       --------------
         Cash flows from operating activities:
              Cash used by operating activities
                in accordance with Canadian GAAP       $   (1,928,091)     $   (3,213,069)      $   (1,149,598)
              Adjustment for foreign currency
                translation (g)                                     -            (105,376)            (121,456)
                                                       --------------      --------------       --------------
              Cash flows used by operating activities
                in accordance with U.S. GAAP               (1,928,091)         (3,318,445)          (1,271,054)

         Cash flows from investing activities:
              Cash used by investing activities in
                accordance with Canadian GAAP                (635,454)           (387,837)            (193,662)
              Adjustment for foreign currency
                translation (g)                                     -             (12,719)             (20,460)
                                                       --------------      --------------       --------------
              Cash flows used by investing activities
                in accordance with U.S. GAAP                 (635,454)           (400,556)            (214,122)

         Cash flows from financing activities:
              Cash used by investing activities in
                accordance with Canadian GAAP               5,760,720           4,351,350            1,298,905
              Adjustment for foreign currency
                translation (g)                                     -             280,469              113,306
                                                       --------------      --------------       --------------
              Cash flows used by investing activities
                in accordance with U.S. GAAP                5,760,720           4,631,819            1,412,211

         Effect of exchange gains on cash and cash
           equivalents held in a foreign currency
           in accordance with U.S. GAAP                       114,596            (183,439)               9,588
                                                       --------------      --------------       --------------
         Increase (decrease) in cash and cash
           equivalents in accordance with U.S.
           GAAP                                             3,311,771             729,379              (63,377)

         Cash and cash equivalents, beginning of year       1,047,319             317,940              381,317
                                                       --------------      --------------       --------------
         Cash and cash equivalents, end of year        $    4,359,090      $    1,047,319       $      317,940
                                                       ==============      ==============       ==============


     (d)  Income taxes:

          United States accounting principles require the use of the asset and liability method of accounting for income taxes whereby deferred tax assets or liabilities are recognized for estimated future tax effects attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, measured using the provisions of enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. A net deferred tax asset is reduced by a valuation allowance to the extent that it is not more likely than not that the deferred tax asset will be realized during the carry forward period. As the net calculated deferred tax asset of the Company would be fully reduced by a valuation allowance, the application of United States accounting principles does not result in a material difference from Canadian accounting principles.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 15
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998



13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (d)  Income taxes (continued):

          The tax effect of the significant temporary differences which would comprise tax assets and liabilities, at December 31, 1999 and 1998 for United States GAAP purposes are as follows:


                                                                                  1999                 1998
                                                                            --------------        -------------
           Deferred tax assets:
               Amalgamation costs                                           $       14,368        $      20,325
               Capital assets, principally due to differences
                 in depreciation                                                         -               26,255
               Net operating loss and scientific research and
                 development expenditures carry forwards                         2,939,707            1,313,344
                                                                            --------------        -------------
          Total gross deferred tax assets                                        2,954,075            1,359,924
          Less valuation allowance                                              (2,850,033)          (1,359,924)
                                                                            --------------        -------------
          Total deferred tax asset                                                 104,042                    -

          Deferred tax liability:
               Capital assets, principally due to differences in
                 depreciation                                                     (104,042)                   -
                                                                            --------------        -------------
          Net deferred tax asset                                            $            -        $           -
                                                                            ==============        =============

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future income during the periods in which those temporary differences become deductible.

     (e)  Stock-based compensation:

          (i)  Stock options:

               The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for stock options granted to employees and has elected to continue measuring compensation costs using the intrinsic value based method of accounting under APB Opinion 25.

               Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options has been determined in accordance with the applicable regulations of the Toronto Stock Exchange which approximates the market value at the date of grant, the Company has determined that this accounting policy has no significant effect, with respect to employee stock options, on its results of operations.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 16
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (e)  Stock-based compensation (continued):

          (i)  Stock options (continued):

               Had compensation cost for employee stock options been determined based on fair value at the grant dates of the stock options and charged to earnings over the vesting period of the options consistent with the measurement provision of FAS 123, net loss under United States GAAP would have been charged an additional $382,689 for the year ended December 31, 1999 (1998 - $270,685;
               1997 - $11,126) . Net loss would have been $3,727,015 (1998 -
               $1,710,737; 1997 - $1,981,918) and net loss per share in
               accordance with U.S. GAAP would have been $0.24 (1998 - $0.14; 1997 - $0.25). The fair value of these options has been determined using the Black-Sholes option pricing formula with the following factors: expected dividend yield - 0%; expected stock price volatility - 175% (1998 - 117%; 1997 - 82%); risk fee interest rate - 5.01% (1998 - 5.1%; 1997 - 5%); expected life of options - 5 years.

               For United States GAAP purposes, stock options issued to non-employees for services rendered would be considered compensation expense and charged to earnings over the expected service period which normally is the period during which the options vest. The amount of compensation costs is calculated based on the fair value of the options at the grant date as calculated using the Black-Sholes option pricing formula as described above. Using this method of measuring compensation costs would result in additional compensation expense of $21,782 for the year ended December 31, 1999 (1998 - $165,166; 1997 -
               $10,287) and deferred compensation of $7,480 as at December 31, 1999 (1998 - $30,854).

          (ii) Shares held in escrow:

               Certain shares held in escrow pursuant to the employee incentive program and employment contracts were recorded as compensation expense under Canadian GAAP at a deemed value of $0.23 (Cdn. $0.35) per share based on their fair market value at the time of issue discounted for escrow restrictions. The total compensation cost was recorded as deferred charges on the balance sheet and is being amortized as the shares are released from escrow. For United States GAAP purposes, deferred stock based compensation would be shown as a deduction in the shareholders' equity section of the balance sheet. Accordingly, deferred charges of $34,100 and $141,349 as at December 31, 1999 and 1998, respectively, would be included as deferred compensation in the shareholders' equity section of the balance sheet.

               For United States GAAP purposes, any restrictions on the employee's right to receive these shares would not be taken into account for purposes of calculating compensation costs and would result in additional compensation costs. As a result, additional compensation expense of $34,293 would be recorded for the year ended December 31, 1999 (1998 - $29,059; 1997 - $24,200) and the
               resulting balance of deferred compensation expense of $50,796 (1998 - $223,256) would be reflected as a deduction in shareholders' equity which is being amortized over the period the shares are released from escrow.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 17
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998



13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (e)  Stock-based compensation (continued):

          (iii) Weighted average fair value:

               Financial statements prepared in accordance with U.S. GAAP require the disclosure of weighted average grant date fair value of stock options granted in the year by the Company. Weighted average grant date fair values for options granted during the years ended December 31, 1999, 1998 and 1997 are $5.49 (Cdn. $7.92), $1.24 (Cdn. $1.90), and $0.35 (Cdn. $0.53) respectively.

     (f)  Amalgamation costs:

          United States GAAP requires that expenses incurred to affect a business combination accounted for using the pooling of interests method be accounted for as a charge against income of the combining entities in the period the costs were incurred. The amount to be expensed under U.S. GAAP of $82,094 differs from that charged under Canadian GAAP as recognized in the statement of deficit due to differences in methods of foreign currency translation as described in
          (g).

     (g)  Foreign currency translation:

          These financial statements are in U.S. dollars. Prior to 1999, these financial statements were reported in Canadian dollars. In accordance with Canadian GAAP, the comparative figures presented for 1998 and 1997 have been translated at the rate in effect on December 31, 1998. For U.S. GAAP, the prior year's comparative figures should be restated retroactively as if the Company had always reported in U.S. dollars. As a result, net loss and cash flows from operating, investing and financing activities for the years ended December 31, 1998 and 1997 would be adjusted to translate the Canadian dollar functional currency financial statements to U.S. dollars at the rates in effect on the transaction dates with offsetting adjustments to the cumulative translation account.

          For U.S. GAAP purposes, foreign exchange gains or losses on translation of foreign currency denominated transactions and resulting assets and liabilities into the Canadian dollar functional currency are included in loss from operations. Accordingly, loss from operations for the years ended December 31, 1999, 1998 and 1997 would be $3,406,455, $1,296,961 and $1,881,155, respectively.

     (h)  Earnings (loss) per share:

          The Company has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes. Under FAS 128, basic earnings (loss) per share, similar to Canadian GAAP, is based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding during the year plus common stock equivalents.

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 18
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (h)  Earnings (loss) per share (continued):

          For United States GAAP purposes, 140,625 shares held in escrow pursuant to the employment contracts and employee incentive plan (note 6(c)) as at December 31, 1999 (1998 - 618,083; 1997 - 966,666) are
          considered contingently issuable. Accordingly, these shares are excluded from the weighted average number of shares for purposes of loss per share calculations. Shares released from escrow during the year are included in the calculation of weighted average shares outstanding for purposes of the calculation of loss per share from the beginning of the month during which the shares were released resulting in adjustments for contingently issued shares pursuant to employee incentive plan of 249,188, 444,877 and 338,756 shares for the years ended December 31, 1999, 1998 and 1997, respectively, and adjustments for contingently issued shares pursuant to employment contracts of nil, 335,000 and 453,703 shares for the years ended December 31, 1999, 1998 and 1997, respectively.



Schedule II: Valuation and Qualifying Accounts

INFOWAVE SOFTWARE INC.
STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1999
USD

                                                                               Effect of
                                                                                Foreign
                                                      Charged                   Exchange
                                        Beginning     to costs                     on          End of
                                         of Year        and                    Conversion       Year
            Description                  Balance      Expenses   Deductions      to USD        Balance

Allowance for Doubtful Accounts
      Year ended December 31, 1999              0       11,819            0           345       12,164
      Year ended December 31, 1998              0            0            0             0            0
      Year ended December 31, 1997         16,335            0       16,335             0            0

Sales Returns Allowance
      Year ended December 31, 1999         39,204            0            0         2,372       41,575
      Year ended December 31, 1998         16,335       22,869            0                     39,204
      Year ended December 31, 1997         16,335            0            0                     16,335

Reserve for Redundant Stock
      Year ended December 31, 1999         49,044       11,570       21,709         2,667       41,572
      Year ended December 31, 1998         81,673       49,044       81,673                     49,044
      Year ended December 31, 1997         88,860            0        7,187                     81,673



INFOWAVE SOFTWARE INC.
STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1999
CAD

                                                                               Effect of
                                                                                Foreign
                                                      Charged                   Exchange
                                        Beginning     to costs                     on          End of
                                         of Year        and                    Conversion       Year
            Description                  Balance      Expenses   Deductions      to USD        Balance

Allowance for Doubtful Accounts
      Year ended December 31, 1999              0       17,556                                  17,556
      Year ended December 31, 1998              0            0            0             0            0
      Year ended December 31, 1997         25,000            0       25,000             0            0

Sales Returns Allowance
      Year ended December 31, 1999         60,000                                               60,000
      Year ended December 31, 1998         25,000       35,000                                  60,000
      Year ended December 31, 1997         25,000                                               25,000

Reserve for Redundant Stock
      Year ended December 31, 1999         75,062       17,186       32,248                     60,000
      Year ended December 31, 1998        125,000       75,062      125,000                     75,062
      Year ended December 31, 1997        136,000                    11,000                    125,000


                                  EXHIBIT INDEX

 EXHIBIT NO.     DESCRIPTION
 -----------     -----------
    3.1*         Memorandum and Articles of registrant

    4.1*         Employee Incentive Plan dated April 28, 1997, as supplemented September 25,
                 1997

    4.2*         Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust
                 Company of Canada

    4.3          Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust
                 Company of Canada

    4.4          Stock Option Plan, as amended (incorporated by reference to the Corporation's Form 6-K dated
                 October 21, 1999)

   10.1*         Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor
                 Relations Group Ltd.

   10.2*         Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff
                 Financial Group Ltd. and 549452 BC Ltd.

   10.3*         Loan Facility dated October 29, 1998 with a Canadian chartered bank

   10.4          Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

   10.5          Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the
                 Corporation

  +10.6*         Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital
                 Ridge Communications Inc. (formerly "Channel One Systems Corp.")

   10.7*         Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth
                 Wireless Data

   10.8*         Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard 10.9* Source Code License Agreement dated March 31,
                 1998 between the Corporation and DTS 10.10* Source Code License Agreement
                 dated June 9, 1998 between the Corporation and Wynd
                 Communications Corporation

   10.11*        Source Code License Agreement dated November 13, 1997 between the Corporation and Apple
                 Computers

   10.12*        OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

   10.13*        Letter Agreement dated April 20, 1998 between the Corporation and Lexmark International, Inc.

  +10.14*        Employment Agreement dated May 2, 1991 between the Corporation and Jim McIntosh

  +10.15*        Employment Agreement dated May 23, 1997 between the
                 Corporation and Bijan Sanii

  +10.16         Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

   10.17*        Agency Agreement dated March 31, 1998 between the Corporation, Canaccord Capital Corporation and Yorkton Securities Inc.

   10.18*        Consulting Agreement dated July 4, 1997 between the Corporation and GWM Enterprises Ltd.

   10.19         Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation,
                 Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

   23.1          Consent of KPMG LLP, independent accountants

   27.1          Financial Data Schedule

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).

+    Indicates management contract.