Form 10-Q
period 2000-03-31
INFOWAVE SOFTWARE INC
filed 2000-05-15
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Transition Period From ______ to ______

                        Commission File Number 000-26867

                             INFOWAVE SOFTWARE, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                       BRITISH COLUMBIA, CANADA 98 0183915
                  (State or other jurisdiction (I.R.S. Employer
                      of incorporation) Identification No.)

                        Suite 188 - 4664 Lougheed Highway
                           Burnaby, British Columbia,
                                 Canada V5C 5T5
                    (Address of principal executive offices)

                            Telephone (604) 473-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [X]    No [ ]

             COMMON SHARES OUTSTANDING AT MARCH 31, 2000: 19,089,373

                             INFOWAVE SOFTWARE, INC.

                             INDEX to the FORM 10-Q

                    For the Three Months Ended March 31, 2000


Part I.  Financial Information

Item 1.  Financial Statements

         a)  Balance Sheets
             March 31, 2000 and December 31, 1999.................................................3

         b)  Statements of Operations and Deficit
             For the three months ended March 31, 2000 and 1999...................................4

         c)  Condensed Statements of Cash Flows
             For the three months ended March 31, 2000 and 1999...................................5

         d)  Notes to Financial Statements........................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................15


Part II. Other Information

Item 1.  Legal Proceedings.......................................................................16

Item 2.  Changes in Securities and Use of Proceeds...............................................16

Item 3.  Defaults upon Senior Securities.........................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................17

Item 5.  Other Information.......................................................................17

Item 6.  Exhibits and Reports on Form 8-K........................................................17


Part III.  Signatures............................................................................18

Part I.  Financial Information

Item 1.  Financial Statements


                             INFOWAVE SOFTWARE, INC.
                                 Balance Sheets
                           (expressed in U.S. dollars)


=====================================================================================================
                                                                 March 31, 2000     December 31, 1999
                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets

Current Assets:
        Cash and cash equivalents                                   $3,417,919            $4,359,090
        Accounts receivable                                          1,342,660             1,916,961
        Inventory (note 5)                                             628,530               588,981
        Prepaid expenses and deposits                                  144,932               170,662
-----------------------------------------------------------------------------------------------------
                                                                     5,534,041             7,035,694

Capital assets (note 6)                                              1,577,260               984,698

Deferred charges                                                        24,144                34,100

-----------------------------------------------------------------------------------------------------
                                                                    $7,135,445            $8,054,492
=====================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
        Accounts payable and accrued liabilities                    $1,906,657            $1,014,673

Shareholders' equity

        Share capital                                               13,922,875            12,526,949
            Authorized: 100,000,000 voting common shares
            Issued: 19,089,373 (1999 - 18,297,470)
        Deficit                                                     (8,934,351)           (5,776,773)
        Cumulative Translation Account                                 240,264               289,643
        ---------------------------------------------------------------------------------------------
                                                                     5,228,788             7,039,819

-----------------------------------------------------------------------------------------------------
                                                                    $7,135,445            $8,054,492
=====================================================================================================

                             INFOWAVE SOFTWARE, INC.
                      Statements of Operations and Deficit
                           (expressed in U.S. dollars)


=================================================================================================
                                                                        Three months ended
                                                                 March 31, 2000     March 31, 1999
                                                                   (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------
Revenues:
        Sales                                                     $   102,434        $   117,640
        Cost of Goods Sold                                                369             18,875
        -----------------------------------------------------------------------------------------
                                                                      102,065             98,765
Expenses:
        Research and Development                                      610,337            224,025
        Sales and Marketing                                         1,036,405            267,247
        General and Administrative                                    424,080            178,375
        Depreciation and Amortization                                  87,584             37,433
-------------------------------------------------------------------------------------------------
                                                                    2,158,406            707,080
-------------------------------------------------------------------------------------------------
Operating loss from continuing operations                           2,056,341            608,315

Other income (expenses):
        Interest and other income                                      46,851             11,341
        Foreign exchange                                               13,782              4,820
        -----------------------------------------------------------------------------------------
                                                                       60,633             16,161
-------------------------------------------------------------------------------------------------
Loss from continuing operations                                     1,995,708            592,154

Discontinued operations:
           Loss (earnings) from operations (note 4)                   486,870           (174,724)
           Estimated loss on disposal (note 4)                        675,000                  -
-------------------------------------------------------------------------------------------------
Net loss for the quarter                                            3,157,578            417,430

Deficit, beginning of quarter                                       5,776,773          2,488,522
-------------------------------------------------------------------------------------------------
Deficit, end of quarter                                           $ 8,934,351        $ 2,905,952
=================================================================================================

Loss (earnings) per share
                  Continuing operations                           $      0.11        $      0.04
                  Discontinued operations                         $      0.06        $     (0.01)
-------------------------------------------------------------------------------------------------
                  Net loss                                        $      0.17        $      0.03
=================================================================================================

Weighted average number of shares outstanding                      18,836,313         15,225,999
=================================================================================================

                             INFOWAVE SOFTWARE, INC.
                       Condensed Statements of Cash Flows
                           (expressed in U.S. dollars)



=================================================================================================
                                                                        Three months ended
                                                                March 31, 2000     March 31, 1999
                                                                  (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations             ($1,142,314)            106,058
Net cash provided by (used in) discontinued
                operations                                          (436,013)            231,327
-------------------------------------------------------------------------------------------------
Total cash flows provided by (used in) operations                 (1,578,327)            337,385

Cash flows from investing activities:
         Purchase of capital assets                                 (730,897)           (100,063)

Cash flows from financing activities:
         Issuance of shares for cash, net of issue costs           1,398,635             120,966

Foreign exchange gain (loss) on cash and cash
          equivalents held in a foreign currency                     (30,582)             73,746

-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    (941,171)            432,034

Cash and cash equivalents, beginning of quarter                    4,359,090           1,047,319

-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter                         $3,417,919          $1,479,353
=================================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                                   (Unaudited)


1.   Basis of presentation

     The accompanying unaudited financial statements do not include all information and footnote disclosures required under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2000 and for all periods presented, have been included.

     The unaudited balance sheet, statement of operations and deficit and condensed statement of cash flows have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 8, these financial statements comply, in all material respects, with generally accepted accounting principles in the United States.

     Interim results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

2.   Loss per share

     Basic loss per share has been calculated using the weighted average number of common shares outstanding including shares held in escrow. Fully diluted loss per share amounts have not been presented, as the effect of outstanding options and warrants is anti-dilutive.

3.   Change in accounting policy

     Effective January 1, 2000 the Canadian Institute of Chartered Accountants changed the accounting standards relating to the accounting for income taxes. Under the new standard future income tax assets and liabilities are determined based on temporary differences between the accounting and tax basis of the assets and liabilities, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is more likely than not that the assets will not be realized.

     Prior to adoption of this new accounting standard, income tax was determined using the deferral method whereby deferred income tax expense was determined based on timing differences between the accounting and tax treatment of items of expense or income, and was measured using tax rates in effect in the year the differences originated. Certain deferred tax assets, such as the benefit of tax losses carried forward were not recognized unless there was virtual certainty that they would be realized.

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                                   (Unaudited)


3.   Change in accounting policy (Con't.)

     The Company has adopted the new income tax accounting standard retroactively. However, the Company has determined that there is no effect on prior year results as a valuation allowance has been recorded against all of the net future tax assets. The Company's future tax assets consist primarily of loss carryforwards and scientific research and development credits.

4.   Discontinued operations

     On May 10, 2000 the Company signed a letter of intent to dispose of the net assets and business operations of its Imaging Division. Under the terms of the letter of intent, the purchase price will be equal to the net book value of the net assets of the Division on the date of closing. Approximately $0.35 million of the purchase price will be paid at closing and the balance will be payable in quarterly installments comprised of revenue royalties and lump sum payments, with the first installment due in the fourth quarter of 2000. Any balance outstanding after January 1, 2001 will bear interest at 7% per annum. The purchaser of the Division is a company controlled by the existing management of the Division. The anticipated closing date is June 30, 2000.

     The estimated loss on disposition of $675,000 is comprised of expected operating losses from the Imaging Division of $480,000 from April 1, 2000 until the closing date, plus other anticipated costs to exit the business, including employee severance payments, lease termination penalties, and professional fees.

As at March 31, 2000 the net assets of the Imaging Division are comprised of:

================================================================================
                                                                 March 31, 2000
--------------------------------------------------------------------------------
Accounts receivable                                                 $1,150,185
Inventory                                                              522,501
Prepaid expenses and deposits                                           88,006
Capital assets                                                         591,694
--------------------------------------------------------------------------------
                                                                     2,352,386

Accounts payable and accrued liabilities                              (524,887)
--------------------------------------------------------------------------------
                                                                    $1,827,499
================================================================================

Results for the Imaging Division are as follows:

================================================================================
                                                     Three months ended
                                            March 31, 2000        March 31, 1999
================================================================================
Sales                                         $1,127,629           $1,607,486
Cost of Goods Sold                               410,869              498,265
--------------------------------------------------------------------------------
                                                 716,760            1,109,221

Research and development                         387,095              309,096
Sales and marketing                              512,934              363,999
Administration                                   252,744              204,799
Depreciation and amortization                     50,857               56,603
--------------------------------------------------------------------------------
                                               1,203,630              934,497

--------------------------------------------------------------------------------
Income (loss) from operations                  ($486,870)            $174,724
================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                                   (Unaudited)



5.   Inventory

Inventory consists of:

================================================================================
                                             March 31, 2000    December 31, 1999
---------------------------------------------------------- ---------------------
Raw materials                                   $552,587            $503,646
Finished goods                                   117,223             126,907
---------------------------------------------------------- ---------------------
                                                 669,810             630,553
Less allowance for obsolete stock                (41,280)            (41,572)
---------------------------------------------------------- ---------------------
                                                $628,530            $588,981
================================================================================


6.   Capital assets

===========================================================================================================
                                                                         Accumulated            Net Book
March 31, 2000                                                Cost       Depreciation              Value
-----------------------------------------------------------------------------------------------------------
Computer equipment and software                           $1,977,434       $960,794            $1,016,640
Leasehold improvements                                       244,267        148,950                95,317
Office equipment                                             356,546        133,868               222,678
Software licenses and purchased source code                  481,312        238,687               242,625
-----------------------------------------------------------------------------------------------------------
                                                          $3,059,559     $1,482,299            $1,577,260
===========================================================================================================


===========================================================================================================
                                                                         Accumulated            Net Book
December 31, 1999                                            Cost        Depreciation             Value
-----------------------------------------------------------------------------------------------------------
Computer equipment and software                           $1,521,728       $870,877              $650,851
Leasehold improvements                                       196,522        137,727                58,795
Office equipment                                             261,794        124,780               137,014
Software licenses and purchased source code                  365,069        227,031               138,038
-----------------------------------------------------------------------------------------------------------
                                                          $2,345,113     $1,360,415              $984,698
===========================================================================================================

7.   Subsequent event

     On April 13, 2000 the Company issued 924,000 special warrants at a price of $22.36 (Cdn.$32.50) per special warrant for gross proceeds of $20.7 million. Each special warrant is exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $22.36 (Cdn.$32.50) per share for a two year period. A total of $14.2 million of the proceeds were released to the Company on closing with the remaining proceeds to be held in trust until the filing and receipt of a prospectus qualifying for distribution in Canada the common shares to be issued upon exercise of the special warrants.

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                                   (Unaudited)


8.   United States generally accepted accounting principles

     These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. The following are the material measurement differences from GAAP in United States as they relate to the Company's March 31, 2000 financial statements:

(a)  Net loss and net loss per share:

===========================================================================================================
                                                                                Three months ended
                                                                        March 31, 2000       March 31, 1999
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with Canadian GAAP          $1,995,708            $  592,154
Adjustment for stock-based compensation relating to stock
  options issued to non-employees                                              1,789                 5,446
Adjustment for stock-based compensation relating to escrow
  shares                                                                       3,006                10,225
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
  United States GAAP                                                       2,000,503               607,825
Discontinued operations:
  Loss (earnings) from operations                                            486,870              (174,724)
  Estimated loss on disposal                                                 675,000                     -
-----------------------------------------------------------------------------------------------------------
                                                                           1,161,870              (174,724)
-----------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP                            $3,162,373            $  433,101
===========================================================================================================

===========================================================================================================
Weighted average number of shares outstanding in
accordance with Canadian GAAP                                             18,836,313            15,225,999
Adjustment for weighted average number of contingently
issued shares pursuant to employee incentive plan                           (100,250)             (331,000)
Adjustment for weighted average number of contingently
issued shares pursuant to employment agreement                                     -               (94,444)
-----------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in
accordance with United States GAAP                                        18,736,063            14,800,555
===========================================================================================================
Loss (earnings) per share:
  Continuing operations                                                   $     0.11            $     0.04
  Discontinued operations                                                 $     0.06            $    (0.01)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $     0.17            $     0.03
===========================================================================================================
Comprehensive loss:
  Net loss in accordance with United States GAAP                          $3,162,373            $  433,101
  Other comprehensive income:
    Foreign currency translation adjustment                                   49,379               (67,174)
-----------------------------------------------------------------------------------------------------------
                                                                          $3,211,752            $  365,927
===========================================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                                   (Unaudited)



(b)  Balance sheet:

===========================================================================================================
                                                                      March 31, 2000     December 31, 1999
-----------------------------------------------------------------------------------------------------------
Total assets in accordance with Canadian GAAP                             $7,135,445            $8,054,492
Adjustments to US GAAP                                                       (24,144)              (34,100)
-----------------------------------------------------------------------------------------------------------
Total assets in accordance with U.S. GAAP                                 $7,111,301            $8,020,392
===========================================================================================================

===========================================================================================================
                                                                      March 31, 2000     December 31, 1999
===========================================================================================================
Shareholders' equity in accordance with Canadian GAAP                     $5,228,788            $7,039,819
Adjustments to US GAAP                                                       (24,111)              (34,100)
-----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                         $5,204,677            $7,005,719
===========================================================================================================

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto.

Forward Looking Statements

     Statements in this filing about future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in any forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

     In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

     Although the Corporation believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Corporation nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Corporation is under no duty to update any of its forward-looking statements after the date of this filing. The reader should not place undue reliance on forward-looking statements.

Corporate Summary

     During the first quarter of 2000 Infowave continued to focus on the execution of its wireless business strategy. Key aspects of this strategy include continuing research and development of new products and product enhancements, and the buildup of distribution channels and strategic partnerships to expedite the introduction of the Corporation's products to market.

     On May 10, 2000 the Corporation entered into a letter of intent to sell the net assets and business operations of its Imaging Division to a company controlled by the existing management of the Division. Under the terms of the letter of intent, the purchase price will be equal to the net book value of the Division as at the date of closing. Approximately $0.35 million of the purchase price will be paid at closing and the balance will be payable in quarterly installments comprised of revenue royalties and lump sum payments, with the first installment due in the fourth quarter of 2000. Closing is anticipated on or about June 30, 2000.

     The Corporation has estimated its loss on disposition of the net assets and business operations of the Imaging Division at $675,000, which includes expected operating losses from the Imaging Division of $480,000 from April 1, 2000 until the closing date, plus other anticipated costs to exit the business, including employee severance payments, lease termination penalties, and professional fees.

     The financial statements of the Corporation have been prepared to present the Imaging Division as discontinued operations. The results from continuing operations represent solely those of the Wireless Division and general corporate activities.

Continuing Operations

     Revenue for the first quarter of 2000 was $0.10 million, compared to $0.12 million for the first quarter of 1999. Approximately 31% of 2000 first quarter revenue was derived from enterprise (Infowave for Exchange and Infowave for the Net) software license fees and 55% was from Symmetry software license and branding fees. The remaining revenue in the first quarter of 2000 related to recurring license fees from hosted service providers and from airtime charge backs.

     During the quarter, the Corporation continued to build its reseller channel into the enterprise by signing a national reseller agreement with GE Capital IT Solutions and adding five more regional North American resellers. Infowave had a roster of 15 resellers heading into the second quarter. The Corporation also signed marketing alliances with Sierra Wireless Inc., AT&T Wireless Services, Pivotal Corporation and Nokia in the first quarter of 2000 and completed the first sale of its Symmetry software to a major carrier, Rogers AT&T Wireless.

     Gross profit margin for the first quarter of 2000 was 100% compared to 84% in the first quarter of 1999. This increase is due to the fact that sales of third-party hardware components were negligible in 2000. Management expects that gross margins will continue to fluctuate between quarters as the product mix normalizes.

     Total operating expenses in the first quarter of 2000 totaled $2.16 million, representing a 205% increase over total operating expenses of $0.71 million in the first quarter of 1999. During the first three months of 2000 the Corporation continued to focus on the buildup of its sales and distribution infrastructure and on product branding. Total sales and marketing expenses were $ 1.04 million, representing an increase of 288%, or $0.77 million, compared to the first quarter of 1999. The majority of the increase in sales and marketing spending related to new employee salaries, travel and trade show attendance. The Wireless Division sales and marketing headcount increased to 31 at March 31, 2000 compared to eight at March 31, 1999.

     Research and development spending for the first quarter of 2000 was $0.61 million, representing an increase of 172% over the first quarter of 1999. Products and product enhancements in progress during the quarter included the addition of scalability features and GSM and CDMA support to Infowave for Exchange and Infowave for the Net; the creation of WAP versions of the aforementioned products; as well as various OEM projects. The majority of the increase in research and development costs related to new employee salaries, which increased 153% over the comparable period in 1999. The Wireless Division research and development headcount increased to 43 at March 31, 2000 compared to 18 at March 31, 1999.

     Administration costs totaled $0.42 million versus $0.18 million in the first quarter of 1999 due to a buildup in infrastructure to support the growth initiatives of the Corporation as well as to ongoing Canadian and U.S. securities reporting obligations.

     Depreciation and amortization costs totaled $0.09 million in the first quarter of 2000 compared to $0.04 million in the comparable 1999 period due to the depreciation of computer and other acquisitions made during 1999 and 2000.

     Interest income increased to $0.05 million in the first three months of 2000 from $0.01 million in the prior year due to interest income earned on higher cash balances held in 2000.

Discontinued Operations

     Imaging Division sales of $1.13 million in the first quarter of 2000 declined 30% from $1.61 million in the first quarter of 1999. This decline was primarily attributable to a decrease in PowerPrint and StyleScript retail sales, offset by slightly increased Original Equipment Manufacturers ("OEM") sales. The average selling price of PowerPrint remained consistent between quarters, however total units shipped continued to decline, representing a decrease of 30% from the comparable period in 1999. This decrease is largely due to an increase in the number of Macintosh compatible printers available in the retail market. StyleScript sales decreased 70% from the first quarter of 1999 due to the fact that the printers supported by the current product version have lost market share. The Corporation expects to ship a mobile version of PowerPrint and a new version of StyleScript with expanded printer support in the second quarter of 2000.

     Imaging Division gross margins for the first quarter of 2000 were 64% compared with 69% in the first quarter of 1999. This decrease is the result of higher absolute gross product margins that were offset by inventory write downs that have been charged against cost of sales. Absolute gross margins increased due to a greater proportion of higher margin OEM sales in the quarter. PowerPrint, StyleScript and OEM sales represented 68%, 5% and 27% of sales, respectively, in the first quarter of 2000 compared to 77%, 12% and 10%, respectively, in the comparable 1999 period.

     Total Imaging Division expenses in the first quarter of 2000 grew 29% to $1.20 million compared to $0.93 million for the first quarter of 1999. Sales and marketing expenditures increased 41% to $0.51 million due to a higher number of employees and increased advertising to support the launch of the newest version of PowerPrint. The Imaging Division sales and marketing headcount increased to 17 at March 31, 2000 compared to 14 at March 31, 1999.

     Research and development spending increased 25% to $0.39 million due to the hiring of new employees during the latter part of 1999. Key development efforts during the period included PowerPrint and StyleScript product updates and OEM contracts. The Imaging Division research and development headcount increased to 29 at March 31, 2000 compared to 22 at March 31, 1999.

     Imaging Division administrative costs increased 23% to $0.25 million due to the allocation of increased corporate administrative costs incurred to support the growth initiatives of the Corporation. Depreciation and amortization costs decreased due to lower amortization of deferred costs in 2000.

Liquidity and Capital Resources

     Infowave's cash position was $3.42 million at March 31, 2000. Working capital decreased from $5.85 million at December 31, 1999 to $3.48 million at March 31, 2000. The Corporation used $1.58 million in operations during the first three months of 2000, primarily due to the loss for the period. The effect of the loss on cash flows was offset partially by a $0.57 million decrease in accounts receivable and a $0.89 million increase in accounts payable and accrued liabilities. The decrease in accounts receivable is attributable to the decrease in sales within the Imaging Division, while the increase in accounts payable and accrued liabilities is due to continuing increased expenditures in the Wireless Division as well as the accrual of the estimated loss on disposal of the Imaging Division.

     Net cash used in investing activities during the three months ended March 31, 2000 was $0.73 million, which consisted primarily of the purchase of $0.46 million in computer equipment; $0.09 million in office equipment and $0.12 million in software license fees. The majority of these purchases are attributable to staff increases in the Wireless Division and the move of the Corporation's Bothell, WA office to a permanent location.

     During the first quarter of 2000 the Corporation raised $0.98 million from the exercise of purchase warrants; $0.08 million from the exercise of agents' warrants; and $0.33 million from the exercise of stock options for total proceeds from financing activities of $1.39 million.

     At March 31, 2000 the Corporation's primary sources of liquidity consisted of cash and cash equivalents and an uncommitted line of credit of $0.22 million, which is secured against all present and after acquired property of the Corporation and bears interest at Canadian prime plus 1%.

     On April 13, 2000, the Corporation issued 924,000 special warrants at a price of $22.36 (Cdn.$32.50) per warrant for gross proceeds of $20.7 million. Each special warrant is exercisable without payment of additional consideration for one Common Share of the Corporation. A total of $14.2 million of the proceeds were released to the Corporation on closing with the remaining proceeds to be held in trust until the filing and receipt of a prospectus qualifying for distribution in Canada the common shares to be issued upon exercise of the special warrants.

     The Corporation intends to continue to increase its headcount in 2000 in order to continue its growth in the Wireless division. Additional resources will be allocated to sales and marketing and research and development in the Wireless Division. These additional resources will be used to pursue existing and new market development opportunities and to continue to enhance and expand the current product range.

     The Corporation believes that the total amount of cash and cash equivalents, with the commercial credit facility and special warrant proceeds, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through March 31, 2001. Thereafter, depending on the development of the business, the Corporation may need to raise additional capital for working capital or other expenses. The Corporation may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Corporation's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of March 31, 2000, the Corporation has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Corporation's results of operations. To the extent that the Corporation implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Corporation will be successful in such hedging activities.

     While the Corporation believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Corporation's results of operations in the future.

Part II.  Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 2,224,647 special warrants (the "Special Warrants") at a price of Cdn.$3.25 per Special Warrant in two tranches on June 30, 1999 and July 8, 1999 for gross proceeds of Cdn.$7,230,102.75. The Special Warrants were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D and the exclusion from registration provided by Rule 903 of Regulation S. Each Special Warrant entitled the holder, upon exercise and without payment of additional consideration, to acquire one Common Share and one-half of one Common Share purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder to purchase one Common Share at a price of Cdn.$3.75 per Common Share until expiry on June 30, 2000. In connection with this financing, the Company issued Agents' Warrants (the "Agents' Warrants") to Canaccord Capital Corporation, Yorkton Securities Inc., Sprott Securities Limited and Taurus Capital Markets Ltd. (in exchange for services as agent in connection with the Special Warrant financing) entitling the agents in the financing to purchase an aggregate of up to 212,465 Common Shares at a price of Cdn.$3.25 per Common Share on or before June 30, 2000. The Company in addition paid Agents' Commission to the Agents of Cdn.$522,882.71.

     A final prospectus was receipted in British Columbia, Alberta and Ontario on September 23, 1999 qualifying the distribution of 2,224,647 common shares and 1,112,324 Purchase Warrants upon the exercise of the 2,224,647 previously issued Special Warrants. All of the Special Warrants were deemed exercised for Common Shares and Purchase Warrants on September 28,1999.

     As at March 31, 2000 there were 430,420 Purchase Warrants and 106,414 Agents' Warrants outstanding. During the quarter ended March 31, 2000, the following Purchase Warrants and Agents' Warrants were exercised for Common
Shares:


    Date of Sale      Title of Securities      Number of           Aggregate          Name of Purchaser of
                              Sold            Securities        Exercise Price             Securities
                                                 Sold               (Cdn.$)
----------------------------------------------------------------------------------------------------------------
January 6, 2000       Purchase Warrants        100,000            375,000.00         Capital Research

January 10, 2000      Purchase Warrants         50,000            187,500.00         Denise McIntosh

January 10, 2000      Purchase Warrants          3,000             11,250.00         Jacques Soroka

January 10, 2000      Purchase Warrants         23,077             86,538.75         Demerie Sui Peng Chan

January 14, 2000      Purchase Warrants         13,500             50,625.00         Jacques Soroka

January 14, 2000      Purchase Warrants         23,000             86,250.00         VMR High Octane Fund Limited

January 14, 2000      Agents' Warrants          37,000            120,250.00         Yorkton Securities Inc.

January 18, 2000      Purchase Warrants         15,000             56,250.00         Christianaia Markets


    Date of Sale      Title of Securities      Number of           Aggregate          Name of Purchaser of
                              Sold            Securities        Exercise Price             Securities
                                                 Sold               (Cdn.$)
----------------------------------------------------------------------------------------------------------------
January 26, 2000      Purchase Warrants         23,750             89,062.50         Aragon Fondkommission AB

February 1, 2000      Purchase Warrants         50,000            187,500.00         LaMont Asset Management SA

February 3, 2000      Purchase Warrants         50,000            187,500.00         Citibank

March 3, 2000         Purchase Warrants         15,000             56,250.00         Gowlland Towing

March 29, 2000        Purchase Warrants         15,000             56,250.00         Canaccord Capital Corporation /
                                                                                     Index Special Situation Funds
                                                                                     Ltd.
----------------------------------------------------------------------------------------------------------------


Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number                Description
          ------                -----------

            4.1 Special Warrant Indenture dated April 13, 2000 between the corporation and Montreal Trust Company of Canada

           10.1 Letter of Intent dated May 8, 2000 between the corporation and Kevin Jampole and Robert Heath

           27.1                 Financial data schedule

           99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

     (b)  Reports of Form 8-K

          No reports on Form 8-K were filed during the period.

Part III.  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000

                                        INFOWAVE SOFTWARE, INC.


                                        /s/ Jim McIntosh
                                        ----------------------------------------
                                        Jim McIntosh
                                        President, Chief Executive Officer
                                        And Director

                                        /s/ Todd Carter
                                        ----------------------------------------
                                        Todd Carter
                                        Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number               Description
------               -----------

 4.1 Special Warrant Indenture dated April 13, 2000 between the corporation and Montreal Trust Company of Canada

10.1 Letter of Intent dated May 8, 2000 between the corporation and Kevin Jampole and Robert Heath

27.1                Financial data schedule

99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements