Form 10-K/A
period 1999-12-31
INFOWAVE SOFTWARE INC
filed 2000-06-29
CIK 1074564

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                    FORM 10-K/A


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



Currently, Apple supplies the majority of all Macintosh printer drivers bundled with the Mac OS. In early 1998, the Corporation and Apple entered into a source code license agreement (the "Source Code License Agreement") under which Apple licensed to the Corporation its source code for a three year period to develop printer connectivity solutions for designated Hewlett-Packard printers, and granted the Corporation a three-year exclusive license to distribute these printer connectivity solutions. Under the Source Code License Agreement, the Corporation granted to Apple a non-exclusive license of its PowerPrint, StyleScript and PowerPlot software products. Apple may use such programs only to develop a software development kit of programming tools to be used by third parties to create printer drivers. The Source Code License Agreement was conditioned upon the Corporation entering into a software development agreement with Hewlett-Packard satisfactory to Apple. In March 1998, the Corporation and Hewlett-Packard entered into an umbrella development agreement (the "Development Agreement") to develop printer driver software for Hewlett-Packard printers based upon the Apple source code as modified by the Corporation. Under the Development Agreement, the companies have agreed to execute individual software development agreements to develop printer drivers for specified Hewlett-Packard color inkjet printers. The exclusivity provided for under the terms of the Source Code License Agreement expires in November 2000, following which the Corporation retains a non-exclusive license. The Corporation expects to continue to record revenue directly attributable to the exclusive nature of the agreement until the second quarter of fiscal 2000 at which time Hewlett-Packard intends to discontinue shipments of the printers designated in the agreement. Revenue attributable to this agreement in 1998 was $4.15 million and represented 44% of total Imaging sales. Revenue attributable to this agreement in 1999 was $1.09 million and represented 15% of total Imaging sales. Revenue attributable to this agreement is expected to represent less than 10% of total Imaging sales in 2000.


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


Reliance on Key Personnel and Consultants



The Corporation is currently dependent upon its senior management, board of directors, consultants, and strategic alliances, the loss of any of which may significantly affect the performance of the Corporation and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Corporation's growth and profitability. The Corporation is expecting significant growth in employees as a result of the commercialization of its wireless mobile computing software products. This growth will place substantial demands on the Corporation. The Corporation's ability to assimilate new personnel will be critical to its performance. The Corporation will be required to recruit additional software development personnel, expand its direct sales force, expand its customer support functions and train, motivate and manage its employees. Competition for qualified software development personnel is intense and expected to increase. There can be no assurance that the Corporation will be able to recruit the personnel required to execute its programs or to manage these changes successfully.



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


UNITED STATES GAAP

                                                                        YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------------
                                                1999             1998             1997              1996             1995
                                           -----------       -----------       -----------       -----------       -----------
INCOME STATEMENT DATA
Sales - Imaging Division ............        7,175,330         9,683,398         3,771,245         6,271,185         6,036,098
Sales - Wireless Division ...........          355,001           176,509            94,496            70,497             7,228
                                           -----------       -----------       -----------       -----------       -----------
Total Sales .........................        7,530,331         9,859,907         3,865,741         6,341,682         6,043,326

Net Income (loss) ...................       (3,344,326)       (1,440,052)       (1,970,792)         (210,717)           48,917
Net Income (loss) per share
                                                 (0.21)            (0.12)            (0.24)            (0.04)             0.01

BALANCE SHEET DATA
Total Assets ........................        8,020,392         6,546,596         1,508,802         2,349,819         2,701,091
Long Term Debt ......................             --                --                --             218,700           698,152
Share Capital .......................       13,325,591         7,416,454         2,515,083               658               585
Retained Earnings (Deficit) .........       (6,250,800)       (2,906,473)       (1,466,421)          578,279           788,997
Dividends per Common Share ..........             --                --             103,306              --                --
                                           -----------       -----------       -----------       -----------       -----------



CANADIAN GAAP

                                                                        YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------------
                                               1999              1998              1997             1996              1995
                                           -----------       -----------       -----------       -----------       -----------
INCOME STATEMENT DATA
Sales - Imaging Division ............        7,175,330         9,375,897         3,410,878         5,586,641         5,411,119
Sales - Wireless Division ...........          355,001           170,911            85,471            62,726             6,534
                                           -----------       -----------       -----------       -----------       -----------
Total Sales .........................        7,530,331         9,546,808         3,496,349         5,649,367         5,417,653

Net Income (loss) ...................       (3,288,251)       (1,206,266)       (1,677,032)         (187,713)           43,853

Net Income (loss) per share                      (0.21)            (0.09)            (0.19)            (0.03)             0.01

BALANCE SHEET DATA
Total Assets ........................        8,054,492         6,687,941         1,625,326         2,102,781         2,409,369
Long Term Debt ......................             --                --                --             195,714           622,769
Share Capital .......................       12,526,949         6,798,707         2,456,847               587               536
Retained Earnings (Deficit) .........       (5,776,773)       (2,488,522)       (1,282,256)          534,467           722,181
Dividend per Common Share ...........             --                --              91,476              --                --
                                           -----------       -----------       -----------       -----------       -----------



Eight Quarters Prior to December 1999 -- Canadian GAAP




                                       Year ended Dec. 31, 1999                   Year ended Dec. 31, 1998
                             -------------------------------------------  -----------------------------------------
                                Q-1        Q-2        Q-3         Q-4        Q-1       Q-2        Q-3        Q-4
                             ---------  ---------  ---------   ---------  ---------  ---------  ---------  ---------
Sales - Imaging Division     1,607,486  1,531,339  2,415,744   1,620,761  1,085,848  1,265,456  2,473,867  4,550,726
Sales - Wireless Division      117,640     32,898     98,318     106,145     29,207     56,956     47,515     37,233
                             ---------  ---------  ---------   ---------  ---------  ---------  ---------  ---------
Total Sales                  1,725,126  1,564,237  2,514,062   1,726,906  1,115,055  1,322,412  2,521,382  4,587,959

Net income (loss)             (417,430)  (750,065)  (601,849) (1,518,907)  (620,742)  (711,385)  (208,247)   334,108
Net income (loss) per share      (0.03)     (0.05)     (0.04)      (0.09)     (0.05)     (0.06)     (0.02)      0.02
Fully diluted net income         (0.03)     (0.05)     (0.04)      (0.09)     (0.05)     (0.06)     (0.02)      0.02
(loss) per share


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



On March 28, 2000, Infowave announced that it entered into an agreement with CIBC World Markets Inc. and Canaccord Capital Corporation (the "Underwriters") for an underwritten offering of 924,000 special warrants of Infowave (the "Special Warrants") at a price of Cdn.$32.50 per Special Warrant for aggregate gross proceeds of approximately $20.55 million. Each Special Warrant will entitle the holder to acquire, for no additional consideration, one Common Share. If Infowave does not obtain receipt (the "Receipts") from certain securities regulatory authorities in Canada for a (final) prospectus qualifying for distribution the Common Shares issuable upon exercise of the Special Warrants on or before 90 days from the Closing Date or such later date as the Underwriters may approve (the "Clearance Date"), then each Special Warrant will be exercisable for 1.1 Common Shares. The closing of the Offering occurred on April 13, 2000. A total of 75% of the gross proceeds of the offering were released to Infowave on closing and the balance is currently being held in trust to be released to Infowave at the time the Receipts are received.


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


At the start of the year 2000 management believed that its cash position would be insufficient to finance its growth plans for 2000. To finance anticipated increased expenditures as well as to further strengthen the Corporation's financial position, facilitate growth, and provide the Corporation with additional flexibility to take advantage of business opportunities that may arise, the Corporation secured the $20.55 million special warrant financing. The Corporation does not expect to require additional equity financing before the end of 2001. If such financing is required, there can be no assurance that additional financing will be available on terms favourable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing, if necessary, would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.



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



3.   Exhibits:



The following Exhibits are filed as part of this report:


EXHIBIT NO.   DESCRIPTION
----------    -----------
   3.1*       Memorandum and Articles of registrant

   4.1*       Employee Incentive Plan dated April 28, 1997, as supplemented September 25,
              1997

   4.2*       Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust
              Company of Canada

   4.3++      Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust
              Company of Canada

   4.4++      Stock Option Plan, as amended (incorporated by reference to the Corporation's Form 6-K dated
              October 21, 1999)

  10.1*       Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor
              Relations Group Ltd.

  10.2*       Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff
              Financial Group Ltd. and 549452 BC Ltd.

  10.3*       Loan Facility dated October 29, 1998 with a Canadian chartered bank

  10.4++      Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

  10.5++      Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the
              Corporation

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

  10.12*      OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

  10.13*      Letter Agreement dated April 20, 1998 between the Corporation and Lexmark International, Inc.

 +10.14*      Employment Agreement dated May 2, 1991 between the Corporation and
              Jim McIntosh

 +10.15*      Employment Agreement dated May 23, 1997 between the
              Corporation and Bijan Sanii

 +10.16++     Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

  10.17*      Agency Agreement dated March 31, 1998 between the Corporation, Canaccord Capital Corporation and Yorkton Securities Inc.

  10.18*      Consulting Agreement dated July 4, 1997 between the Corporation and GWM Enterprises Ltd.

  10.19++     Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation,
              Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

  23.1        Consent of KPMG LLP, independent accountants

  27.1        Financial Data Schedule

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).

+    Indicates management contract.

++   Previously filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infowave Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 31, 2000.


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


                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----
                                                President, Chief Executive Officer and           May 31, 2000
              /s/ Jim McIntosh                  Director (Principal Executive Officer)
---------------------------------------------
                 Jim McIntosh

                                                Chief Financial Officer (Principal Financial     May 31, 2000
              /s/ Todd Carter                   and Accounting Officer)
---------------------------------------------
                 Todd Carter

                                                                                                 May 31, 2000
              /s/ Morgan Sturdy                  Director
---------------------------------------------
                Morgan Sturdy

                                                                                                 May 31, 2000
              /s/ Gary McIntosh                   Director
---------------------------------------------
                Gary McIntosh

                                                                                                 May 31, 2000
              /s/ Scot Land                        Director (Authorized U.S. Representative)
---------------------------------------------
                  Scot Land


                                                                                                 May 31, 2000
              /s/ David Neale                       Director
---------------------------------------------
                 David Neale

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

INFOWAVE SOFTWARE INC.
Notes to Financial Statements, page 16
(expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


13. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (e)  Stock-based compensation (continued):

          (i)  Stock options (continued):




               Had compensation cost for employee stock options been determined based on fair value at the grant dates of the stock options and charged to earnings over the vesting period of the options consistent with the measurement provision of FAS 123, net loss under United States GAAP would have been charged an additional $382,689 for the year ended December 31, 1999 (1998 - $270,685;
               1997 - $11,126) . Net loss would have been $3,727,015 (1998 -
               $1,710,737; 1997 - $1,981,918) and net loss per share in
               accordance with U.S. GAAP would have been $0.24 (1998 - $0.14; 1997 - $0.25). The fair value of these options has been determined using the Black-Scholes option pricing formula with the following factors: expected dividend yield - 0%; expected stock price volatility - 175% (1998 - 117%; 1997 - 82%); risk fee interest rate - 5.01% (1998 - 5.1%; 1997 - 5%); expected life of options - 5 years.



               For United States GAAP purposes, stock options issued to non-employees for services rendered would be considered compensation expense and charged to earnings over the expected service period which normally is the period during which the options vest. The amount of compensation costs is calculated based on the fair value of the options at the grant date as calculated using the Black-Scholes option pricing formula as described above. Using this method of measuring compensation costs would result in additional compensation expense of $21,782 for the year ended December 31, 1999 (1998 - $165,166; 1997 -
               $10,287) and deferred compensation of $7,480 as at December 31, 1999 (1998 - $30,854).


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
    3.1*         Memorandum and Articles of registrant

    4.1*         Employee Incentive Plan dated April 28, 1997, as supplemented September 25,
                 1997

    4.2*         Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust
                 Company of Canada

    4.3++        Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust
                 Company of Canada

    4.4++        Stock Option Plan, as amended (incorporated by reference to the Corporation's Form 6-K dated
                 October 21, 1999)

   10.1*         Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor
                 Relations Group Ltd.

   10.2*         Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff
                 Financial Group Ltd. and 549452 BC Ltd.

   10.3*         Loan Facility dated October 29, 1998 with a Canadian chartered bank

   10.4++        Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

   10.5++        Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the
                 Corporation

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

   10.12*        OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

   10.13*        Letter Agreement dated April 20, 1998 between the Corporation and Lexmark International, Inc.

  +10.14*        Employment Agreement dated May 2, 1991 between the Corporation and Jim McIntosh

  +10.15*        Employment Agreement dated May 23, 1997 between the
                 Corporation and Bijan Sanii

  +10.16++       Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

   10.17*        Agency Agreement dated March 31, 1998 between the Corporation, Canaccord Capital Corporation and Yorkton Securities Inc.

   10.18*        Consulting Agreement dated July 4, 1997 between the Corporation and GWM Enterprises Ltd.

   10.19++       Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation,
                 Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

   23.1          Consent of KPMG LLP, independent accountants

   27.1          Financial Data Schedule

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).

+    Indicates management contract.

++   Indicates previously filed.