Form 10-Q
period 2000-06-30
INFOWAVE SOFTWARE INC
filed 2000-08-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Transition Period From ______ to ______


                        COMMISSION FILE NUMBER 000-26867

                             INFOWAVE SOFTWARE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

BRITISH COLUMBIA, CANADA                                98 0183915
(State or other jurisdiction                          (I.R.S. Employer
of incorporation)                                     Identification No.)


                        Suite 200 - 4664 Lougheed Highway
                           Burnaby, British Columbia,
                                 Canada V5C 5T5
             ------------------------------------------------------
                    (Address of principal executive offices)

                            Telephone (604) 473-3600
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


             COMMON SHARES OUTSTANDING AT JUNE 30, 2000: 20,728,717

                             INFOWAVE SOFTWARE, INC.

                             INDEX to the FORM 10-Q
                     For the Six Months Ended June 30, 2000



Part I.  Financial Information........................................................................1

Item 1. Financial Statements..........................................................................1

        a)  Balance Sheets
            June 30, 2000 and December 31, 1999.......................................................1

        b)  Statements of Operations and Deficit
            For the three-month and six-month periods ended June 30, 2000 and 1999....................2

        c)  Condensed Statements of Cash Flows
            For the six months ended June 30, 2000 and 1999...........................................3

        d)  Notes to Financial Statements.............................................................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................15

Part II.  Other Information

Item 1. Legal Proceedings............................................................................16

Item 2. Changes in Securities and Use of Proceeds....................................................16

Item 3. Defaults upon Senior Securities..............................................................18

Item 4. Submission of Matters to a Vote of Security Holders..........................................18

Item 5. Other Information............................................................................19

Item 6. Exhibits and Reports on Form 8-K.............................................................20

Part III.  Signatures................................................................................21

Part I.  Financial Information

Item 1.  Financial Statements


                             INFOWAVE SOFTWARE, INC.
                                 Balance Sheets
                           (expressed in U.S. dollars)


=====================================================================================================
                                                                 June 30, 2000     December 31, 1999
                                                                  (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets

Current Assets:
        Cash and cash equivalents                                  $11,903,508         $4,359,090
        Short term investments, at cost which
           approximates fair market value                            6,661,801                  -
        Trade receivables                                            1,282,483          1,916,961
        Share subscription receivable                                  537,666                  -
        Inventory (note 5)                                             517,322            588,981
        Prepaid expenses and deposits                                  145,169            170,662
-----------------------------------------------------------------------------------------------------
                                                                    21,047,949          7,035,694

Capital assets (note 6)                                              2,457,655            984,698

Deferred charges                                                        17,700             34,100
-----------------------------------------------------------------------------------------------------
                                                                   $23,523,304         $8,054,492
=====================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
        Accounts payable and accrued liabilities                    $1,566,453         $1,014,673
        Deferred revenue                                                 3,020                  -
-----------------------------------------------------------------------------------------------------
                                                                     1,569,473          1,014,673

Shareholders' equity (note 7)
        Share capital
            Authorized: 100,000,000 voting common shares
            Issued: 20,728,717 (1999 - 18,297,470)                  34,576,792         12,526,949
        Deficit                                                    (12,762,483)        (5,776,773)
        Cumulative translation account                                 139,522            289,643
-----------------------------------------------------------------------------------------------------
                                                                    21,953,831          7,039,819
-----------------------------------------------------------------------------------------------------
                                                                   $23,523,304         $8,054,492
=====================================================================================================

                             INFOWAVE SOFTWARE, INC.
                      Statements of Operations and Deficit
                           (expressed in U.S. dollars)


==========================================================================================================================
                                                           Three months ended                   Six months ended
                                                     June 30, 2000      June 30, 1999    June 30, 2000     June 30, 1999
                                                      (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Revenues:
           Sales                                         $132,730          $32,898          $235,164         $150,538
           Cost of goods sold (note 8)                    115,265            2,947           115,634           21,822
           ---------------------------------------------------------------------------------------------------------------
                                                           17,465           29,951           119,530          128,716
Expenses:
           Research and development                       852,228          300,994         1,462,565          525,019
           Sales and marketing                          1,568,178          290,499         2,604,583          557,746
           General and administrative                     646,019          212,831         1,070,099          391,206
           Depreciation and amortization                  169,533           36,018           257,117           73,451
--------------------------------------------------------------------------------------------------------------------------
                                                        3,235,958          840,342         5,394,364        1,547,422
--------------------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations               3,218,493          810,391         5,274,834        1,418,706

Other income (expenses):
           Interest and other income                      231,436           15,451           278,287           26,792
           Foreign exchange                                15,852          (69,323)           29,634          (64,503)
           ---------------------------------------------------------------------------------------------------------------
                                                          247,288          (53,872)          307,921          (37,711)
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                         2,971,205          864,263         4,966,913        1,456,417

Discontinued operations:
      Loss (earnings) from operations (note 4)            744,761         (114,198)        1,231,631         (288,922)
      Estimated loss on disposal (note 4)                 112,166                -           787,166                -
--------------------------------------------------------------------------------------------------------------------------
                                                          856,927         (114,198)        2,018,797         (288,922)
--------------------------------------------------------------------------------------------------------------------------

Net loss for the period                                 3,828,132          750,065         6,985,710        1,167,495

Deficit, beginning of period                            8,934,351        2,905,952         5,776,773        2,488,522
--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                $12,762,483       $3,656,017       $12,762,483       $3,656,017
==========================================================================================================================

Loss (earnings) per share
      Continuing operations                                 $0.15            $0.06             $0.26            $0.10
      Discontinued operations                               $0.05           $(0.01)            $0.11           $(0.02)
--------------------------------------------------------------------------------------------------------------------------
      Net loss                                              $0.20            $0.05             $0.37            $0.08
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding          19,237,005       15,362,764        19,036,659       15,334,907
==========================================================================================================================


                             INFOWAVE SOFTWARE, INC.
                       Condensed Statements of Cash Flows
                           (expressed in U.S. dollars)


                                                                        Six months ended
                                                                 June 30, 2000       June 30, 1999
                                                                 (Unaudited)          (Unaudited)
==================================================================================================
Net cash provided by (used in) continuing operations              ($3,875,760)          ($589,516)
Net cash provided by (used in) discontinued operations
                                                                   (1,485,182)            391,369
--------------------------------------------------------------------------------------------------
Total cash flows provided by (used in) operations                  (5,360,942)           (198,147)

Cash flows from investing activities:
            Purchase of short term investments                     (6,661,801)                  -
            Purchase of capital assets                             (1,852,014)           (223,720)
            --------------------------------------------------------------------------------------
                                                                   (8,513,815)           (223,720)

Cash flows from financing activities:
            Issuance of shares for cash, net of issue cost          2,487,848             248,599
            Issuance of warrants for cash, net of issue
            costs                                                  19,027,038           2,875,870
            --------------------------------------------------------------------------------------
                                                                   21,514,886           3,124,469

Foreign exchange gain (loss) on cash and cash
          equivalents held in a foreign currency                      (95,711)            117,748
--------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                               7,544,418           2,820,350

Cash and cash equivalents, beginning of period                      4,359,090           1,047,319
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $11,903,508          $3,867,669
==================================================================================================

Supplemental information:
             Shares issued for share subscription                    $537,666                 $ -
             receivable
==================================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

     The accompanying unaudited financial statements do not include all information and footnote disclosures required under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2000 and for all periods presented, have been included.

     The unaudited balance sheet, statement of operations and deficit and condensed statement of cash flows have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 9, these financial statements comply, in all material respects, with generally accepted accounting principles in the United States.

     Interim results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


     The Company has adopted the new income tax accounting standard retroactively. However, the Company has determined that there is no effect on prior year results as a valuation allowance has been recorded against all of the net future tax assets. The Company's future tax assets consist primarily of loss carryforwards and scientific research and development credits.

4.   Discontinued operations

     On May 10, 2000 the Company signed a letter of intent to dispose of the net assets and business operations of its Imaging Division. Under the terms of the letter of intent, the purchase price will be approximately equal to the net book value of the net assets of the Division on the date of closing. The anticipated closing date is August 31, 2000.

     The disposition was recognized as a discontinued operation in the three months ended March 31, 2000. The estimated loss on disposition of $787,166 for the six months ended June 30, 2000 is comprised of expected operating losses from the Imaging Division of $540,000 from July 1, 2000 until the closing date, plus other anticipated costs to exit the business, including employee severance payments, and professional fees. The adjustment of $112,166 in the three months ended June 30, 2000 reflects revisions to the estimated losses to the disposal date.

As at June 30, 2000 the net assets of the Imaging Division are comprised of:

================================================================================
                                                                  June 30, 2000
--------------------------------------------------------------------------------
Accounts receivable                                                   $831,299
Inventory                                                              517,322
Prepaid expenses and deposits                                          100,670
Capital assets                                                         390,693
--------------------------------------------------------------------------------
                                                                     1,839,984
Accounts payable and accrued liabilities                              (242,691)
--------------------------------------------------------------------------------
                                                                    $1,597,293
================================================================================

Results for the Imaging Division are as follows:

==================================================================================================================
                                               Three months ended                           Six months ended
                                       June 30, 2000      June 30, 1999           June 30, 2000      June 30, 1999
==================================================================================================================
Sales                                          $548,495         $1,531,339          $1,676,124          $3,138,825
Cost of Goods Sold                              301,861            389,804             712,730             888,069
------------------------------------------------------------------------------------------------------------------
                                                246,634          1,141,535             963,394           2,250,756

Research and development                        355,584            373,651             742,679             682,747
Sales and marketing                             382,048            351,121             894,982             715,120
Administration                                  205,729            256,721             458,473             461,520
Depreciation and amortization                    48,034             45,844              98,891             102,447
------------------------------------------------------------------------------------------------------------------
                                                991,395          1,027,337           2,195,025           1,961,834
------------------------------------------------------------------------------------------------------------------
Loss (earnings) from operations                $744,761          ($114,198)         $1,231,631           ($288,922)
==================================================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


5.   Inventory

Inventory consists of:

============================================================================================
                                                       June 30, 2000       December 31, 1999
--------------------------------------------------------------------------------------------
Raw materials                                             $449,304              $503,646
Finished goods                                             108,542               126,907
--------------------------------------------------------------------------------------------
                                                           557,846               630,553
Less allowance for obsolete stock                          (40,524)              (41,572)
--------------------------------------------------------------------------------------------
                                                          $517,322              $588,981
============================================================================================


6.   Capital assets

===============================================================================================================
                                                                               Accumulated            Net Book
June 30, 2000                                                 Cost             Depreciation            Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $2,588,505           $1,102,218          $1,486,287
Leasehold improvements                                       283,505              163,843             119,662
Office equipment                                             785,802              153,437             632,365
Software licenses and purchased source code                  472,498              253,157             219,341
---------------------------------------------------------------------------------------------------------------
                                                          $4,130,310           $1,672,655          $2,457,655
===============================================================================================================



===============================================================================================================
                                                                               Accumulated            Net Book
December 31, 1999                                             Cost             Depreciation            Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $1,521,728             $870,877            $650,851
Leasehold improvements                                       196,522              137,727              58,795
Office equipment                                             261,794              124,780             137,014
Software licenses and purchased source code                  365,069              227,031             138,038
---------------------------------------------------------------------------------------------------------------
                                                          $2,345,113           $1,360,415            $984,698
===============================================================================================================


7.   Shareholders' equity

     On April 13, 2000 the Company issued 924,000 special warrants at a price of $21.96 (Cdn.$32.50) per special warrant for net cash proceeds of $19,027,038. Each special warrant is exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $21.96 (Cdn.$32.50) per share for a two year period.

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


8.   Cost of goods sold

     Included in cost of goods sold is $104,117 related to a one-time disposition of obsolete hardware inventory for gross proceeds of $70,040.

9.   United States generally accepted accounting principles

     These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended June 30, 2000. The following are the material measurement differences from GAAP in the United States as they relate to the Company's June 30, 2000 financial statements:

     (a)  Net loss and net loss per share:

============================================================================================================================
                                                             Three months ended                   Six months ended
                                                      June 30, 2000    June 30, 1999     June 30, 2000      June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
Canadian GAAP                                          $2,971,205         $864,263         $4,966,913        $1,456,417
Adjustment for stock-based compensation relating to
stock  options issued to non-employees                      1,756            5,446              3,545            10,892
Adjustment for stock-based compensation relating to
escrow shares                                               3,712            9,071              6,718            19,295
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
United States GAAP                                      2,976,673          878,780          4,977,176         1,486,604
Discontinued operations:
      Loss (earnings) from operations
                                                          744,761         (114,198)         1,231,631          (288,922)
      Estimated loss on disposal                          112,166                -            787,166                 -
----------------------------------------------------------------------------------------------------------------------------
                                                          856,927         (114,198)         2,018,797          (288,922)
----------------------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP         $3,833,600         $764,582         $6,995,973        $1,197,682
============================================================================================================================


============================================================================================================================
Weighted average number of shares outstanding in
accordance with Canadian GAAP                          19,237,005       15,362,764         19,036,659        15,334,907
Adjustment for weighted average number of
contingently issued shares pursuant to employee
incentive plan                                            (74,875)        (258,000)           (87,563)         (294,500)
Adjustment for weighted average number of
contingently issued shares pursuant to employment
agreement                                                       -          (75,556)                 -           (80,278)
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in
accordance with United States GAAP                     19,162,130       15,029,208         18,949,096        14,960,129
============================================================================================================================

                             INFOWAVE SOFTWARE, INC.
                          Notes to Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


     (a)  Net loss and net loss per share continued:

=================================================================================================================
Loss (earnings) per share:
      Continuing operations                            $0.16            $0.06             $0.26            $0.10
      Discontinued operations                          $0.04           $(0.01)            $0.11           $(0.02)
-----------------------------------------------------------------------------------------------------------------
      Net loss                                         $0.20            $0.05             $0.37            $0.08
=================================================================================================================


=================================================================================================================
Comprehensive loss:
      Net loss in accordance with United
          States  GAAP                            $3,833,600         $764,582        $6,995,973       $1,197,682
      Other comprehensive income:
            Foreign currency translation
                adjustment                           100,742          (41,920)          150,121         (292,957)
-----------------------------------------------------------------------------------------------------------------
                                                  $3,934,342         $722,662        $7,146,094         $904,725
=================================================================================================================


     (b)  Balance sheet:

=================================================================================================================
                                                                   June 30, 2000           December 31, 1999
-----------------------------------------------------------------------------------------------------------------
Total assets in accordance with Canadian GAAP                      $23,523,304                $8,054,492
Adjustments to US GAAP                                                 (17,700)                  (34,100)
-----------------------------------------------------------------------------------------------------------------
Total assets in accordance with U.S. GAAP                          $23,505,604                $8,020,392
=================================================================================================================


=================================================================================================================
                                                                   June 30, 2000         December 31, 1999
=================================================================================================================
Shareholders' equity in accordance with Canadian GAAP              $21,953,831                $7,039,819
Adjustments to US GAAP                                                 (17,700)                  (34,100)

-----------------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                  $21,936,131                $7,005,719
=================================================================================================================

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Corporation's annual report on Form 10-K.

Forward-Looking Statements

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

Corporate Summary

The second quarter of 2000 marked a number of milestones for the Corporation in several strategic areas. The Corporation signed partnership agreements with industry leaders Compaq Computer Corporation and Intel Corporation which management anticipates will provide the Corporation with significant leverage in marketing, sales and product development. The Corporation also closed the Cdn.$30 million special warrant financing which management anticipates will provide the Corporation with working capital sufficient to carry it through 2001. In addition, management moved forward on its commitment to divest the Imaging Division in order to focus company resources on the development of the wireless business.

On May 10, 2000 the Corporation entered into a letter of intent to sell the net assets and business operations of its Imaging Division. Under the terms of the letter of intent, the purchase price will be approximately equal to the net book value of the Imaging Division at the date of closing. The Corporation has estimated its loss on disposition of the net assets and business operations of the Imaging Division at $0.79 million, which includes expected operating losses from the Imaging Division of $0.54 million from July 1, 2000 until the closing date, plus other ancillary costs to exit the business. Closing is anticipated on or about August 31, 2000.

The financial statements of the Corporation have been prepared to present the Imaging Division as discontinued operations. The results from continuing operations represent those of the Wireless Division and general corporate activities.

Continuing Operations

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999

Revenue for the three months ended June 30, 2000 was $0.13 million compared to $0.03 million for the three months ended June 30, 1999, representing an increase of 304%. Second quarter revenue in 2000 included the sale of $0.07 million of redundant hardware inventory at a loss of $0.03 million, resulting in an overall gross margin of 13% in the second quarter of 2000 compared to 91% in the second quarter of 1999. After excluding the sale of redundant hardware, the remaining revenue in the second quarter of 2000 was comprised of approximately 76% from enterprise software license fees (Infowave for Exchange and Infowave for the Net) and 15% from third-party hardware sales. The remaining revenue in the second quarter of 2000 related to recurring license fees from hosted service providers and from technical services. Second quarter revenue in 1999 was derived mainly from engineering fees, resulting in an unusually high gross margin for the period.

Operating expenses in the second quarter of 2000 totaled $3.24 million, representing a 285% increase over total operating expenses of $0.84 million in the second quarter of 1999. The most significant factor accounting for the increase in operating expenses was the increase in headcount. During the three months ended June 30, 2000 the company hired 27 new employees in the Wireless Division, resulting in a total of 124 Wireless Division employees at June 30, 2000 compared to a total of 42 Wireless Division employees at June 30, 1999.

Research and development expense increased 183% to $0.85 million ($0.04 per share) for the three months ended June 30, 2000 from $0.30 million ($0.02 per share) for the comparable 1999 period. The Corporation added several key members to the research and development team, resulting in an increase in research and development headcount to 53 at June 30, 2000 from 43 at March 31, 2000 and 24 at June 30, 1999. Research and development salaries of $0.57 million represented an increase of 43% over the first quarter of 2000 and an increase of 227% over the second quarter of 1999. Projects in progress during the quarter included feature enhancements and additional network support for the Corporation's enterprise and carrier software products as well as several OEM projects. The research and development team has also allocated resources to supporting the sales and marketing team on major customer and partner initiatives.

Total sales and marketing expense for the second quarter of 2000 was $1.57 million ($0.08 per share), representing an increase of 440% compared to $0.29 million ($0.02 per share) in the second quarter of 1999. The majority of the increase in sales and marketing spending related to new employee salaries as the company filled several senior positions, including a Vice-President of Business Development and Director of Strategic Marketing. Sales and marketing headcount increased to 49 at June 30, 2000 compared to 31 at March 31, 2000 and 10 at June 30, 1999. Most of the hiring in sales and marketing occurred in the Corporation's Seattle office, which employs 28 employees as of June 30, 2000. Sales and marketing salaries of $0.69 million represented an increase of 64% over the first quarter of 2000 and 588% over the second quarter of 1999.

A significant portion of sales and marketing expense in the second quarter of 2000 was also attributable to travel and trade show attendance. The Corporation participated in 19 industry and partner events during the quarter and Corporation representatives presented at six of those events. The launch of FirstHand(TM) in June was captured by industry analysts and trade media, and the Corporation participated with Microsoft Corporation and Compaq Computer Corporation at the launch of the Pocket PC / iPAQ in April. The Corporation also added seven new regional resellers during the quarter.

General and administration costs totaled $0.65 million ($0.03 per share) in the second quarter of 2000 versus $0.21 million ($0.01 per share) in the second quarter of 1999. The majority of this increase is attributable to a change in the allocation of general corporate costs to reflect the impending disposal of the Imaging Division. The remainder of the increase is due to higher salaries and professional fees, the latter due to Canadian and U.S. securities reporting obligations and an increase in the number of customer and partner contracts signed during the period.

Depreciation and amortization costs totaled $0.17 million in the second quarter of 2000 compared to $0.04 million in the comparable 1999 period due to the depreciation of computer and other acquisitions made during 1999 and the first half of 2000.

Interest income increased to $0.23 million in the second quarter of 2000 from $0.02 million in the comparable 1999 period due to investment income earned on higher cash and short term investment balances. The higher balances are the result of the closing of the special warrant financing in April 2000. The Corporation incurred a foreign exchange gain of $0.02 million in the second quarter of 2000 due to the effect of the depreciation of the Canadian dollar on the Corporation's net U.S. dollar asset exposure.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Revenue for the six months ended June 30, 2000 was $0.24 million compared to $0.15 million for the six months ended June 30, 1999, representing an increase of 56%. The sale of redundant hardware inventory in the second quarter of 2000 resulted in an overall gross margin of 51% in the first six months of 2000 compared to 86% in the comparable 1999 period. After excluding the second quarter one-time sale of redundant hardware inventory, gross margins were 93% for the six months ended June 30, 2000, and approximately 48% of revenue was derived from enterprise software license fees; 31% was derived from Symmetry carrier sales; and 12% was derived from third-party hardware sales. The remaining revenue in the first six months of 2000 related to recurring license fees from hosted service providers and from technical services.

Operating expenses in the first six months of 2000 totaled $5.39 million, representing a 249% increase over total operating expenses of $1.55 million in the first six months of 1999. The majority of the increase in spending is due to the increase in head count, as previously described. Research and development expenses increased 179% to $1.46 million ($0.08 per share) for the six months ended June 30, 2000 from $0.53 million ($0.03 per share) for the comparable 1999 period. Total sales and marketing expense for the first six months of 2000 was $2.60 million ($0.14 per share) compared to $0.56 million ($0.04 per share) in the comparable 1999 period, representing an increase of 367%. The majority of the increase in sales and marketing spending related to new employee salaries, travel and trade show attendance. General and administration costs in the first six months of 2000 totaled $1.07 million ($0.06 per share) versus $0.39 million ($0.03 per share) in the comparable period in 1999. This increase in general and administration costs is attributable to the revision in the allocation of general corporate costs between divisions and to an increase in salaries and professional fees. Professional fees increased due to Canadian and U.S. securities reporting obligations; an increase in the number of customer and partner contracts signed during the period; and the registration of patents and trademarks.

Depreciation and amortization costs totaled $0.26 million in the first six months of 2000 compared to $0.07 million in the comparable 1999 period due to the depreciation of computer and other acquisitions made during 1999 and the first half of 2000.

Interest income increased to $0.28 million in the first six months of 2000 compared to $0.03 million in the first six months of 1999. As a result of the special warrant financing in April 2000, the Corporation earned interest income on higher cash and short term investment balances. The Corporation incurred a foreign exchange gain of $0.03 million due to the effect of the depreciation of the Canadian dollar on the Corporations net asset exposure to U.S. dollars.

Discontinued Operations

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999

Imaging Division sales of $0.55 million in the second quarter of 2000 declined 64% from $1.5 million in the second quarter of 1999. This decline was primarily attributable to the continued decrease in PowerPrint sales, offset slightly by increased StyleScript and Original Equipment Manufacturers ("OEM") sales.

The number of PowerPrint units shipped declined 70% from the comparable three month period in 1999. The decline in sales of PowerPrint is due to the growth in the number of inexpensive Macintosh compatible printers available in the retail market. This growth has led to a decrease in demand for PowerPrint as an inexpensive alternative printing solution. Late in the quarter the Corporation shipped a mobile version of the PowerPrint product that represented 6% of PowerPrint revenues for the quarter.

StyleScript total units shipped increased 8% from the second quarter of 1999 as a result of a late quarter release of a new version of the product which supports a wider range of printers currently on the market. The Corporation anticipates that StyleScript sales will increase with the new version of the product.

Imaging Division gross margins for the second quarter of 2000 were 45% compared with 75% in the second quarter of 1999. The significant decrease is attributable to returns of obsolete products following the release of the new StyleScript product and a change in the sales mix in comparison to the second quarter of 1999. PowerPrint, Stylescript and OEM sales represented 46%, 12% and 42%, respectively, in the quarter compared to 72%, 7%, 19%, respectively, in the comparable 1999 period. OEM gross margins declined to 68% for the second quarter of 2000 in comparison to 99% in the second quarter of 1999. The decrease is the result of a greater proportion of lower margin OEM sales in the quarter. StyleScript has traditionally had lower absolute gross margins than PowerPrint products as a result of a royalty paid on each unit that the Division sells. PowerPrint absolute gross margins remained consistent with the comparable quarter in 1999.

Total Imaging Division expenses in the second quarter of 2000 declined 3% to $1.0 million compared to $1.03 million for the second quarter of 1999. In an effort to streamline the division's operations, divisional management reduced total headcount to 32 as compared to 47 in the second quarter of 1999. The full impact of the restructuring is not expected to result in significant cost reductions until the third quarter of 2000.

Sales and marketing expenditures for the three months ended June 30, 2000 increased 9% over the comparable prior year period to $0.38 million due to an increase in advertising to support the launch of the newest version of StyleScript and the new PowerPrint Mobile Edition product.

Research and development spending of $0.36 million in the second quarter of 2000 decreased 5% compared to the second quarter of 1999 due to a reduction in contract development required for completion of projects. During the quarter the development team completed and released the updated version of the StyleScript product and completed work on a customized OEM product.

Imaging Division administrative costs decreased 20% to $0.2 million largely due to a decrease in professional fees and a revision of the allocation of corporate administrative costs due to the anticipated disposal of the Division.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Imaging Division sales of $1.7 million for the six months ended June 30, 2000 declined 47% from $3.1 million for the six months ended June 30,1999. This decline was primarily attributable to a decrease in PowerPrint and StyleScript sales and offset slightly by increased Original Equipment Manufacturers ("OEM") sales.

The number of PowerPrint units shipped during the six months ended June 30, 2000 declined 50% from the comparable period in 1999. As previously discussed, this decline is due to the growth in the number of Macintosh compatible printers available in the retail market. StyleScript total units shipped in the first six months of 2000 declined 54% from the comparable six month period in 1999 as a result of market maturity of supported printers. The decline was offset slightly by the second quarter release of the new version of StyleScript.

Imaging Division gross margins for the six months ended June 30, 2000 were 58% compared with 72% for the six months ended June 30, 1999. The decrease is attributable to returns of obsolete products following the release of new
StyleScript and PowerPrint products; inventory write downs that have been charged against cost of sales; and a change in the sales mix to lower margin products in comparison to the period ended June 30, 1999.

Total Imaging Division expenses for the six months ended June 30, 2000 increased 12% to $2.2 million compared to $1.9 million for the six months ended June 30, 1999. Sales and marketing expenditures for the first six months of 2000 increased 25% in comparison to the same period in 1999 to $0.9 million due to increased advertising in support of the release of new versions of the StyleScript and PowerPrint products and the launch of the new PowerPrint Mobile Edition product. Research and development spending grew 9% to $0.7 million for the six months ended June 30, 2000 in comparison to the same period in 1999. This growth is attributable to an increase in development employee headcount. General and administrative costs for the first six months of 2000 decreased 1% in comparison to the same period in 1999 to $0.5 million due to decreased professional fees offset by increased salaries associated with growth in management head count.

Liquidity and Capital Resources

Infowave's cash and short-term investment position was $18.56 million at June 30, 2000. Working capital increased to $19.33 million at June 30, 2000 from $5.85 million at December 31, 1999. This increase was the result of $19.0 million raised on the issue of special warrants in April as well as from $3.0 million raised through the exercise of previously issued stock purchase warrants and employee stock options. The Corporation used $5.36 million in operations during the first six months of 2000, primarily due to the loss for the period. The effect of the loss on cash flows was offset partially by a $0.55 million increase in accounts payable and accrued liabilities and a $0.63 million decrease in trade accounts receivable. The decrease in accounts receivable is attributable to the decrease in sales within the Imaging Division, while the increase in accounts payable and accrued liabilities is due to continuing increased expenditures in the Wireless Division as well as the accrual of the estimated loss on disposal of the Imaging Division.

Net cash used in investing activities during the six months ended June 30, 2000 was $8.5 million, which consisted of $6.66 million used in the purchase of short term investments and $1.85 million of capital acquisitions, including the purchase of $1.07 million in computer equipment and $0.52 million in office equipment. The majority of these capital acquisitions are attributable to staff increases in the Wireless Division; the relocation of the Vancouver office to new premises within the existing building; and the move of the Corporation's Seattle office to a permanent location.

At June 30, 2000 the Corporation's primary sources of liquidity consisted of cash and short term investments and an uncommitted line of credit of Cdn$2.0 million, which is secured against the short term investments.

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

The Corporation believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2001. Thereafter, depending on the development of the business, the Corporation may need to raise additional capital for working capital or other expenses. The Corporation may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Corporation's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of June 30, 2000, the Corporation has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Corporation's results of operations. To the extent that the Corporation implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Corporation will be successful in such hedging activities.

While the Corporation believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Corporation's results of operations in the future.

Part II.  Other Information

Item 1.   Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     (a) On June 5, 2000, the Company adopted a shareholder rights plan (the "Plan") to ensure the fair and equal treatment of all of its shareholders in the event of a Take-over Bid, in which a person, group of affiliated or associated persons, or entity (a "Person") offers to acquire Voting Shares of the Company resulting in that Person possessing 20% or more of the outstanding voting Shares of the Company, and to allow the board of directors of the Company and its shareholders adequate time to assess and respond to such a bid.

     In order to implement the Plan, upon adoption of the Plan, the Company issued to each shareholder of record at the close of business on June 5, 2000 (the "Record Time") one right (a "Right") in respect of each outstanding Common Share to holders of record at the Record Time. In addition, one Right will be issued in respect of each Common Share issued after the Record Time and prior to the earlier of the separation date and the expiration date. The Company has entered into a Shareholder Rights Plan Agreement dated as of June 5, 2000 with Montreal Trust Company of Canada, as Rights Agent, regarding the exercise of the Rights, the issuance of certificates evidencing the Rights as well as other related matters.

     The Rights Plan will not interfere with the day-to-day operations of the Company. The initial issuance of the Rights does not in any way alter the financial condition of the Company, impede its business plans or alter its financial statements. In addition, the Rights Plan is initially not dilutive and is not expected to have any effect on the trading of common shares. However, if a Flip-In Event occurs and the Rights separate from the common shares reported earnings per share and reported cash flow per share on a fully-diluted basis may be affected. In addition, holders of Rights not exercising their Rights after a Flip-In Event may suffer substantial dilution.

     (b) Not applicable

     (c) The Company issued 924,000 special warrants (the "Special Warrants") at a price of Cdn.$32.50 per Special Warrant on April 13, 2000 for gross proceeds of Cdn.$30,030,000. Each Special Warrant entitled the holder, upon exercise and without payment of additional consideration, to acquire one Common Share. The Special Warrants were issued pursuant to an underwriting agreement dated April 13, 2000 between the Company and CIBC World Markets Inc. and Canaccord Capital Corporation (collectively, the "Underwriters"). The Special Warrants were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D and the exclusion from registration provided by Rule 903 of Regulation S.

     In connection with this financing, the Company granted the underwriters special compensation warrants entitling the Underwriters to acquire at any time, without payment of any additional consideration, compensation warrants entitling the Underwriters to subscribe for and purchase an aggregate of up to 46,200 Common Shares at a price of Cdn.$32.50 per Common Share on or before April 13, 2002.

     A final short form prospectus was receipted in British Columbia, Ontario and New Brunswick on June 23, 2000 qualifying the distribution of 924,000 common shares upon the exercise of the 924,000 previously issued Special Warrants. All of the Special Warrants were deemed exercised for Common Shares on June 29, 2000.

     The gross proceeds received by the Company from the sale of the Special Warrants were Cdn.$30,030,000. The net proceeds were approximately Cdn.$28,078,200 after deducting the Underwriters' fee of Cdn.$1,801,800 and the costs of the issue estimated at Cdn.$150,000.

     The names of the persons to whom the above securities were sold to are as follows:

==============================================================================
Name of Purchaser of Securities                  Number of Securities Sold
------------------------------------------------------------------------------
Sunrise Partners LLC                                    300,000
Pogue Capital International Fund                         67,100
Working Ventures Canadian Fund Inc.                      30,800
Lee, Turner & Associates Inc.                             3,100
Royal Canadian Small Cap Fund                            28,020
Transamerica Life Insurance Co. of Canada               250,000
AIM Canada Growth Fund of AIM Canada Fund Inc.           91,400
Jay A. Smith                                              4,620
The Abernathy Group Long Term Capital                    27,700
Partners, L.P.
Nicholas Applegate Capital Management                    92,400
Dr. Christopher Levesque                                  5,000
CIBC World Markets Inc.                                  23,860


     The Company also issued 2,224,647 special warrants (the "Special Warrants") at a price of Cdn.$3.25 per Special Warrant in two tranches on June 30, 1999 and July 8, 1999 for gross proceeds of Cdn.$7,230,102.75. The Special Warrants were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D and the exclusion from registration provided by Rule 903 of Regulation S. Each Special Warrant entitled the holder, upon exercise and without payment of additional consideration, to acquire one Common Share and one-half of one Common Share purchase warrant (the "Purchase Warrants"). Each Purchase Warrant entitles the holder to purchase one Common Share at a price of Cdn.$3.75 per Common Share until expiry on June 30, 2000. In connection with this financing, the Company issued Agents' Warrants (the "Agents' Warrants") to Canaccord Capital Corporation, Yorkton Securities Inc., Sprott Securities Limited and Taurus Capital Markets Ltd. (in exchange for services as agent in connection with the Special Warrant financing) entitling the agents in the financing to purchase an aggregate of up to 212,465 Common Shares at a price of Cdn.$3.25 per Common Share on or before July 8, 2000.

     A final prospectus was receipted in British Columbia, Alberta and Ontario on September 23, 1999 qualifying the distribution of 2,224,647 common shares and 1,112,324 Purchase Warrants upon the exercise of the 2,224,647 previously issued Special Warrants. All of the Special Warrants were deemed exercised for Common Shares and Purchase Warrants on September 28,1999.

     As at June 30, 2000 all Purchase Warrants had been exercised and 39,722 Agents' Warrants remained outstanding. During the quarter ended June 30, 2000, the following Purchase Warrants and Agents' Warrants were exercised for Common
Shares:

==================================================================================================================
Date of Sale          Title of Securities         Number of            Aggregate   Name of Purchaser of Securities
                              Sold                Securities      Exercise Price
                                                  Sold (Cdn.$)
------------------------------------------------------------------------------------------------------------------
April 27, 2000        Purchase Warrants              2,500            9,375.00        Roytor & Co.
May 3, 2000           Purchase Warrants             15,000           56,250.00        Roytor & Co.
May 12, 2000          Purchase Warrants             15,000           56,250.00        Craft Capital Corporation
May 12, 2000          Purchase Warrants              1,500            5,625.00        Roytor & Co
June 9, 2000          Purchase Warrants            112,824          423,090.00        The Abernathy Group Long Term
                                                                                      Capital Partners LP
June 26, 2000         Purchase Warrants            153,846          576,922.50        Brant Investments Limited
June 30, 2000         Agents Warrants               18,590           60,417.50        Canaccord Capital Corporation
June 30, 2000         Agents Warrants               37,363          121,429.75        Yorkton Securities Inc.
June 30, 2000         Agents Warrants                4,422           14,371.50        Canaccord Capital Corporation
June 30, 2000         Agents Warrants                6,317           20,530.25        Sprott Securities Limited
June 30, 2000         Purchase Warrants             14,750           55,312.50        Roytor & Co.
June 30, 2000         Purchase Warrants             15,000           56,250.00        Dutch Nordic Insurance
June 30, 2000         Purchase Warrants            100,000          375,000.00        Paloma Strategic Fund LP
==================================================================================================================

     (d)  Not applicable

Item 3. Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual and Extraordinary General Meeting on June 5, 2000.

     The following matters were voted upon at the meeting:

     o To appoint KPMG LLP, Chartered Accountants, as the Auditors of the Company and to authorize the Directors to fix the Auditors' remuneration. Votes for 6,326,595; withheld 7,650; against 800; abstentions 2,491.

     o To set the size of the board of Directors of the Company at five, subject to increase as may be permitted under the Company Act (British Columbia). Votes for 6,326,636; against 10,600; abstentions 300.

     o To elect Jim McIntosh as a Director. Votes for 6,311,556; withheld 5,050; abstentions 22,275.

     o To elect Morgan Sturdy as a Director. Votes for 6,314,506; withheld 2,100; abstentions 22,275.

     o To elect Scot Land as a Director. Votes for 6,313,606; withheld 3,000; abstentions 22,275.

     o To elect David Wedge as a Director. Votes for 6,314,506; withheld 2,100; abstentions 22,275.

     o To elect David Neale as a Director. Votes for 6,314,506; withheld 2,100; abstentions 22,275.

     o The Ordinary Resolution to confirm and approve amendments to the Stock Option Plan of the Company. The material amendments to the Stock Option Plan were as follows: increase in the number of shares reserved for issuance from 3,047,300 common shares to 4,619,578 common shares, amendment to the determination of the exercise price of stock options to comply with the rules and policies of The Toronto Stock Exchange (the "TSE"), inclusion of certain restrictions in the granting of options to insiders to comply with the rules and policies of the TSE and the allowance of the Board of Directors to vest unvested options in the event of a change of control of the Company. Other minor amendments were made to bring the Stock Option Plan into compliance with the rules and policies of the TSE. Votes for 6,250,238; against 85,548; abstentions 1,750.

     o The Special Resolution to amend the Articles of the Company to grant the Directors of the Company discretionary power to increase the size of the board by up to one third. Votes for 6,293,034; against 42,202; abstentions 2,300.

     o The Ordinary Resolution to approve a Shareholder Rights Plan. The Shareholder Rights Plan is designed to encourage the fair treatment of shareholders in any takeover offer for the Company. It will provide the Infowave board of directors and shareholders with more time to fully consider any unsolicited take-over bid. It will also provide the board with more time to pursue, if appropriate, alternatives to maximize shareholder value. The Shareholder Rights Plan was not considered in response to or in anticipation of any pending or threatened takeover bid, nor to deter takeover bids generally. Grandfathered Persons included: Votes for 4,511,910; against 399,117; abstentions 1,350. Grandfathered Persons excluded: Votes for 499,535; against 399,117; withheld 4,012,375; abstentions 1,350.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       Exhibit
       Number       Description
       ------       -----------

         4.1 Form of Shareholders Rights Plan Agreement, dated as of June 5, 2000, between Infowave Software, Inc. and Montreal Trust Company of Canada, which includes as Exhibit A thereto the Form of Rights Certificate (incorporated by reference from
                    Exhibit 1 to the Registrant's registration statement on Form 8-A under the Securities Exchange Act of 1934 filed July 13,
                    2000)

         4.2 Stock Option Plan, as amended (incorporated by reference from Exhibit 4.1 to the Registrant's registration statement on Form S-8 under the Securities Act of 1933 filed June 19, 2000 (Registration No. 333-39582))

        10.1 Lease agreement between Tonko-Novam Management Ltd. and the Company dated 26th April, 2000

        27.1        Financial data schedule

        99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

        99.2 Notice of 2000 Annual and Extraordinary General Meeting of Members, Information Circular and Form of Proxy

(b)      Reports on Form 8-K

     A Form 8-K was filed on May 17th, 2000 stating that the Company has entered into a letter of intent for the sale of all of the assets and business of its Imaging Division.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 11, 2000

                                    INFOWAVE SOFTWARE, INC.

                                    /s/ Bijan Sanii
                                    ------------------------------------
                                    Bijan Sanii
                                    Chief Operating Officer
                                    Acting President and Chief Executive Officer


                                    /s/ Todd Carter
                                    ------------------------------------
                                    Todd Carter
                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

  4.1 Form of Shareholders Rights Plan Agreement, dated as of June 5, 2000, between Infowave Software, Inc. and Montreal Trust Company of Canada, which includes as Exhibit A thereto the Form of Rights Certificate (incorporated by reference from
             Exhibit 1 to the Registrant's registration statement on Form 8-A under the Securities Exchange Act of 1934 filed July 13,
             2000)

  4.2 Stock Option Plan, as amended (incorporated by reference from Exhibit 4.1 to the Registrant's registration statement on Form S-8 under the Securities Act of 1933 filed June 19, 2000 (Registration No. 333-39582))

 10.1 Lease agreement between Tonko-Novam Management Ltd. and the Company dated 26th April, 2000

 27.1        Financial data schedule

 99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

 99.2 Notice of 2000 Annual and Extraordinary General Meeting of Members, Information Circular and Form of Proxy