Form 10-Q
period 2000-09-30
INFOWAVE SOFTWARE INC
filed 2000-11-13
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Transition Period From ______ to ______


                        COMMISSION FILE NUMBER 000-26867

                             INFOWAVE SOFTWARE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

  BRITISH COLUMBIA, CANADA                                 98 0183915
----------------------------                         ---------------------
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


           COMMON SHARES OUTSTANDING AT SEPTEMBER 30, 2000: 21,076,551

                             INFOWAVE SOFTWARE, INC.

                             INDEX to the FORM 10-Q

                  For the Nine Months Ended September 30, 2000


Part I. Financial Information

Item 1. Financial Statements

        a) Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999.............................................1

        b) Consolidated Statements of Operations and Deficit
           For the three-month and nine-month periods ended September 30, 2000 and 1999.........2

        c) Condensed Consolidated Statements of Cash Flows
           For the nine months ended September 30, 2000 and 1999................................3

        d) Notes to Financial Statements........................................................4

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................13


Part II.  Other Information

Item 1. Legal Proceedings......................................................................14

Item 2. Changes in Securities and Use of Proceeds..............................................14

Item 3. Defaults upon Senior Securities........................................................14

Item 4. Submission of Matters to a Vote of Security Holders....................................14

Item 5. Other Information......................................................................14

Item 6. Exhibits and Reports on Form 8-K.......................................................14


Part III.  Signatures..........................................................................15

Part I.  Financial Information

Item 1.  Financial Statements


                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)


================================================================================================
                                                               September 30,        December 31,
                                                                   2000                1999
                                                               (Unaudited)
------------------------------------------------------------------------------------------------
Assets

Current Assets:
        Cash and cash equivalents                             $ 6,807,786            $4,359,090
        Short term investments, at cost which
             approximates fair market value                     6,696,979                     -
        Accounts receivable                                       631,570             1,916,961
        Inventory (note 4)                                              -               588,981
        Prepaid expenses (note 5)                               3,523,352               170,662
------------------------------------------------------------------------------------------------
                                                               17,659,687             7,035,694

Capital assets (note 6)                                         2,258,510               984,698

Deferred charges                                                   10,376                34,100
------------------------------------------------------------------------------------------------
                                                              $19,928,573            $8,054,492
------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
        Accounts payable and accrued liabilities              $   787,690            $1,014,673
        Deferred revenue                                           18,668                     -
------------------------------------------------------------------------------------------------
                                                                  806,358             1,014,673

Shareholders' equity (note 7)
        Share capital
            Authorized: 100,000,000 voting common shares
            Issued: 21,076,551 (1999 - 18,297,470)             35,135,324            12,526,949
        Deficit                                               (15,889,567)           (5,776,773)
        Cumulative translation account                           (123,542)              289,643
        ----------------------------------------------------------------------------------------
                                                               19,122,215             7,039,819
------------------------------------------------------------------------------------------------
                                                              $19,928,573            $8,054,492
------------------------------------------------------------------------------------------------


                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)


=====================================================================================================================
                                                            Three months ended                    Nine months ended
                                                   ---------------------------------    -----------------------------
                                                   September 30,      September 30,    September 30,     September 30,
                                                        2000              1999              2000             1999
                                                    (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Revenue                                            $   509,849       $   98,317        $   745,013       $  248,855

Cost of goods sold                                      17,115                -            132,749           21,822
---------------------------------------------------------------------------------------------------------------------
                                                       492,734           98,317            612,264          227,033
Expenses:
      Research and development                         852,567          240,346          2,315,132          765,365
      Sales and marketing                            2,288,730          376,561          4,893,313          934,307
      General and administrative                       825,503          436,638          1,895,602          827,844
      Depreciation and amortization                    189,666           53,565            446,783          127,016
---------------------------------------------------------------------------------------------------------------------
                                                     4,156,466        1,107,110          9,550,830        2,654,532
---------------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations            3,663,732        1,008,793          8,938,566        2,427,499

Interest and other income                              280,436           44,619            558,723           71,411
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                      3,383,296          964,174          8,379,843        2,356,088

Discontinued operations:
      Loss (earnings) from operations (note 3)               -         (362,325)           473,088         (586,744)
            Loss (gain) on disposal (note 3)          (256,212)               -          1,259,863                -
---------------------------------------------------------------------------------------------------------------------
                                                      (256,212)        (362,325)         1,732,951         (586,744)
---------------------------------------------------------------------------------------------------------------------
Net loss for the period                              3,127,084          601,849         10,112,794        1,769,344

Deficit, beginning of period                        12,762,483        3,656,017          5,776,773        2,488,522
---------------------------------------------------------------------------------------------------------------------
Deficit, end of period                             $15,889,567       $4,257,866        $15,889,567       $4,257,866
---------------------------------------------------------------------------------------------------------------------
Loss (earnings) per share
      Continuing operations                        $      0.16       $     0.06        $      0.43       $     0.15
      Discontinued operations                      $     (0.01)      $    (0.02)       $      0.09       $    (0.04)
---------------------------------------------------------------------------------------------------------------------
      Net loss                                     $      0.15       $     0.04        $      0.51       $     0.11
---------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding       20,879,845       15,533,869         19,655,539       15,402,499
---------------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)



=================================================================================================
                                                                         Nine months ended
                                                                ---------------------------------
                                                                 September 30,      September 30,
                                                                     2000                1999
                                                                  (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations            ($11,408,843)       ($1,368,814)
Net cash provided by (used in) discontinued operations              (824,050)           766,729
-------------------------------------------------------------------------------------------------
Total cash flows provided by (used in) operations                (12,232,893)          (602,085)

Cash flows from investing activities:
        Proceeds from sale of imaging division                     1,322,774                  -
        Purchase of short term investments                        (6,696,979)                 -
        Purchase of capital assets                                (2,355,845)          (382,549)
-------------------------------------------------------------------------------------------------
                                                                  (7,730,050)          (382,549)

Cash flows from financing activities:
        Issuance of shares for cash, net of issue costs            3,581,337            324,953
        Issuance of warrants for cash, net of issue costs         19,027,038          4,284,797
-------------------------------------------------------------------------------------------------
                                                                  22,608,375          4,609,750

Foreign exchange gain (loss) on cash and cash
          equivalents held in a foreign currency                    (196,736)           127,089
-------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                              2,448,696          3,752,205

Cash and cash equivalents, beginning of period                     4,359,090          1,047,319
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $6,807,786         $4,799,524
-------------------------------------------------------------------------------------------------


                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2000 and for all periods
presented,  have  been  included.   Interim  results  for  the  three-month  and
nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

     The unaudited consolidated balance sheet, statement of operations and deficit and condensed statement of cash flows include the accounts of the Company and its wholly owned subsidiary company, Infowave USA Inc., which was incorporated on July 1, 2000. These statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 8, these financial statements comply, in all material respects, with generally accepted accounting principles in the United States.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. In addition to the accounting policies stated in the annual financial statements of the Company reported on Form 10-K, the Company's accounting policy for advertising is that advertising costs are expensed in the period the first associated advertising takes place.

2.   Loss per share

     Basic loss per share has been calculated using the weighted average number of common shares outstanding including shares held in escrow. Fully diluted loss per share amounts have not been presented, as the effect of outstanding options and warrants is anti-dilutive.

3.   Discontinued operations

     Effective August 31, 2000 the Company completed the sale of the net assets and business operations of its Imaging Division for a net sale price of $1,322,774. One million dollars of the sale price was received on closing and the balance was received in November 2000. The disposition was recognized as a discontinued operation at March 31, 2000.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



The loss (gain) on disposal of the Imaging Division consists of:

===================================================================================================
                                                        Three months ended       Nine months ended
                                                        September 30, 2000      September 30, 2000
---------------------------------------------------------------------------------------------------
Loss from operations subsequent to March 31, 2000           $367,211                $1,096,120
Employee severance costs                                           -                    91,277
Professional fees                                             44,328                   113,958
Gain on sale of net assets                                   (41,492)                  (41,492)
---------------------------------------------------------------------------------------------------
                                                             370,047                 1,259,863
Reversal of prior quarter accrual                           (626,259)                        -
---------------------------------------------------------------------------------------------------
                                                           ($256,212)               $1,259,863
===================================================================================================


The net assets of the Imaging Division on August 31, 2000 were comprised of:

=============================================================================
Accounts receivable                                                $392,957
Inventory                                                           448,906
Prepaid expenses                                                     68,777
Capital assets                                                      451,534
Accounts payable and accrued liabilities                            (80,892)
-----------------------------------------------------------------------------
                                                                 $1,281,282
=============================================================================


4.   Inventory

Inventory consists of:
============================================================================
                                               September 30,   December 31,
                                                        2000           1999
----------------------------------------------------------------------------
Raw materials                                             -     $503,646
Finished goods                                            -      126,907
----------------------------------------------------------------------------
                                                          -      630,553
Less allowance for obsolete stock                         -      (41,572)
----------------------------------------------------------------------------
                                                          -     $588,981
============================================================================


5.   Prepaid expenses

Included in prepaid expenses at September 30, 2000 are advertising costs of $3,385,000 which will be charged to income in the fourth quarter of 2000.

6.   Capital assets

===============================================================================================
                                                                  Accumulated       Net Book
September 30, 2000                                  Cost          Depreciation        Value
-----------------------------------------------------------------------------------------------
Computer equipment and software                  $1,879,127         $552,471       $1,326,656
Leasehold improvements                              343,652           18,358          325,294
Office equipment                                    557,723           43,961          513,762
Software licenses and purchased source code         204,497          111,699           92,798
-----------------------------------------------------------------------------------------------
                                                 $2,984,999         $726,489       $2,258,510
===============================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


=============================================================================================
                                                                  Accumulated       Net Book
December 31, 2000                                  Cost          Depreciation        Value
---------------------------------------------------------------------------------------------
Computer equipment and software                  $1,521,728         $870,877        $650,851
Leasehold improvements                              196,522          137,727          58,795
Office equipment                                    261,794          124,780         137,014
Software licenses and purchased source code         365,069          227,031         138,038
---------------------------------------------------------------------------------------------
                                                 $2,345,113       $1,360,415        $984,698
=============================================================================================


7.   Shareholders' equity

     On April 13, 2000 the Company issued 924,000 special warrants at a price of $21.96 (Cdn.$32.50) per special warrant for net cash proceeds of $19,027,038. Each special warrant is exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $21.96 (Cdn.$32.50) per share for a two year period ending April 13, 2002.

8.   United States generally accepted accounting principles

     These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended September 30, 2000. The following are the material measurement differences from GAAP in the United States as they relate to the Company's September 30, 2000 financial statements:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


(a)  Net loss and net loss per share:

==================================================================================================================================
                                                                        Three months ended                  Nine months ended
                                                                -------------------------------    -------------------------------
                                                                September 30,     September 30,    September 30,    September 30,
                                                                   2000               1999            2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
Canadian GAAP                                                   $3,383,296          $964,174        $8,379,843       $2,356,088
Adjustment for stock-based compensation relating to
stock options issued to non-employees                                1,755             5,446             5,300           16,338
Adjustment for stock-based compensation relating to
escrow shares                                                        3,075             8,819             9,793           28,114
----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
United States GAAP                                               3,388,126           978,439         8,394,936        2,400,540
Discontinued operations:
      Loss (earnings) from operations                                    -          (362,325)          473,088         (586,744)
      Loss (gain) on disposal                                     (256,212)                -         1,259,863                -
----------------------------------------------------------------------------------------------------------------------------------
                                                                  (256,212)         (362,325)        1,732,951         (586,744)
----------------------------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP                  $3,131,914          $616,114       $10,127,887       $1,813,796
==================================================================================================================================

Weighted average number of shares outstanding in
accordance with Canadian GAAP                                   20,879,845        15,533,869        19,655,539       15,402,499
Adjustment for weighted average number of
contingently issued shares pursuant to employee
incentive plan                                                     (44,500)         (176,000)          (73,208)        (255,000)
Adjustment for weighted average number of
contingently issued shares pursuant to employment
agreement                                                                -           (37,778)                -          (66,111)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in
accordance with United States GAAP                              20,835,345        15,320,091        19,582,331       15,081,388
==================================================================================================================================

==================================================================================================================================
Loss (earnings) per share:
      Continuing operations                                          $0.16             $0.06             $0.43            $0.16
      Discontinued operations                                       ($0.01)           ($0.02)            $0.09           $(0.04)
----------------------------------------------------------------------------------------------------------------------------------
      Net loss                                                       $0.15             $0.04             $0.52            $0.12
==================================================================================================================================

==================================================================================================================================
Comprehensive loss:
      Net loss in accordance with United
          States  GAAP                                          $3,131,914          $616,114       $10,127,887       $1,813,796
      Other comprehensive loss (income):
            Foreign currency translation
                adjustment                                         263,064           (41,920)          413,185         (305,695)
----------------------------------------------------------------------------------------------------------------------------------
                                                                $3,394,978          $574,194       $10,541,072       $1,508,101
==================================================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



(b)  Balance sheet:

=========================================================================================
                                                          September 30,      December 31,
                                                              2000              1999
-----------------------------------------------------------------------------------------
Total assets in accordance with Canadian GAAP              $19,928,573      $8,054,492
Adjustments to US GAAP                                         (10,376)        (34,100)
-----------------------------------------------------------------------------------------
Total assets in accordance with U.S. GAAP                  $19,918,197      $8,020,392
=========================================================================================


=========================================================================================
                                                          September 30,      December 31,
                                                              2000              1999
-----------------------------------------------------------------------------------------
Shareholders' equity in accordance with Canadian GAAP     $19,122,215       $7,039,819
Adjustments to US GAAP                                        (10,376)        (34,100)
-----------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP         $19,111,839       $7,005,719
=========================================================================================


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Corporation's annual report on Form 10-K.

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

Corporate Summary

During the third quarter of 2000, Infowave continued to move forward with the implementation of its wireless business strategy. The Company achieved significant product, market and business milestones which set the stage for the future growth of the Company.

The research and development team continued to make tangible progress on Infowave's product and technology plan. During the quarter, the Company shipped an upgraded version of the Wireless Business Engine that included new features for enhanced performance, usability, and enterprise scalability, as well as support for the CDMA and GSM wireless networks. The Company also completed the first contract milestone in its development agreement with Intel Corporation, and management expects to achieve the second milestone prior to the end of the fourth quarter.

In September 2000, the marketing team launched a major branding initiative and advertising campaign. This campaign includes advertisements in major magazines, newspapers, billboards, and online media across the United States commencing in

October 2000. The focus of the campaign is to build awareness of the Infowave brand with corporate executives and technology managers. As at September 30, 2000, the Corporation had prepaid $3.39 million, or approximately 75%, of the expenditures associated with this initiative.

During the third quarter, Infowave implemented a new product pricing strategy that includes revised per-seat pricing for individual Wireless Business Engine modules, as well as a "suite" offering for the complete Infowave enterprise solution. Initial market reaction to the revised offering has been positive, with the Infowave Suite being chosen by 56% of new enterprise customers during the quarter. The Company also experienced strong initial demand for the Exchange Connector (Web Phones), a new feature introduced in June 2000 that provides wireless access to Microsoft Exchange from the new generation of web phones and Palm devices equipped with a web browser. The Exchange Connector (Web Phones) was selected by 28% of new enterprise customers in the third quarter of 2000.

The Company continued to acquire and expand relationships with key partners and resellers in the third quarter. In September, Infowave announced a partnership agreement with inflightonline who will offer a customized version of Symmetry to airline passengers to enable them to receive onboard access to Microsoft Exchange(TM). The marketing team also continued to work with Compaq Corporation to prepare for the deployment of the Infowave solution to the Compaq worldwide reseller channel.

Effective August 31, 2000 the Company completed the sale of its Imaging Division. The total proceeds received on the sale were $1.32 million, which represented a slight premium over the book value of the Division. The Company received one million dollars of the proceeds on closing, and the balance was received on November 2, 2000. Through conscious controlling of the operations of the Division prior to the completion of the sale, management was able to reduce the cash used in the operations of the Division to amounts less than previously estimated, resulting in an accounting gain on disposition of discontinued operations for the quarter.

Quarter ended September 30, 2000

The Company achieved revenues of $0.51 million for the three months ended September 30, 2000, representing an increase of 410% over revenues of $0.10 million during the third quarter of 1999. Third quarter revenue in 2000 included software license and recurring service fees of $0.10 million and technical service fees of $0.39 million.

Gross margins in the third quarter of 2000 were 97%, compared with 100% in the comparable 1999 period. Management expects that gross margins will continue to fluctuate between quarters until the product mix normalizes.

Research and development expenses of $0.85 million were unchanged from the prior quarter of 2000 and increased 255% compared to $0.24 million in the third quarter of 1999. Research and development salaries of $0.65 million represented an increase of 12% over the second quarter of 2000 and an increase of 248% over the third quarter of 1999. Research and development expenses were unchanged from the prior quarter due to the fact that increased salary expense was offset by decreased recruiting fees and reduced contract labour costs. The increase from the third quarter of 1999 is due to increased employee headcount. Research and development headcount was 58 at September 30, 2000 compared to 53 at June 30, 2000 and 27 at September 30, 1999.

Total sales and marketing expenses for the third quarter of 2000 were $2.29 million, representing an increase of 46% compared to expenses of $1.57 million in the second quarter of 2000 and an increase of 508% compared to expenses of $0.38 million in the third quarter of 1999. Sales and marketing employee headcount increased to 53 at September 30, 2000 compared to 49 at March 31, 2000 and 20 at September 30, 1999. Sales and marketing salaries of $0.90 million represented an increase of 32% over the second quarter of 2000 and 504% over the third quarter of 1999. Other increases in sales and marketing expenses were due to increased travel, communication costs, and trade show attendance, as well as to fees paid to external agencies for various programs including the redesign of the Infowave web site, the development of the corporate branding strategy, market research and public relations.

General and administration costs totaled $0.83 million in the third quarter of 2000 versus $0.65 million in the second quarter of 2000 and $0.44 million in the third quarter of 1999. The increases over prior periods are largely due to an increase in employee headcount as well as the fact that the prior periods included an allocation of some general and administrative costs to the Imaging Division. General and administrative headcount was 24 at September 30, 2000 compared to 22 at June 30, 2000 and 10 at September 30, 1999. Other increases in general and administrative costs are attributable to increased legal fees related to increased business development activity and increased employee recruiting costs.

Depreciation and amortization costs totaled $0.19 million in the third quarter of 2000 compared to $0.17 million in the quarter ended June 30, 2000 and $0.05 million in the quarter ended September 30, 1999. These increases are due to increased expenditures on computer equipment and facilities to support the increase in employee headcount.

Interest income increased to $0.28 million in the third quarter of 2000 compared to $0.23 million in the second quarter of 2000 and $0.05 million in the third quarter of 1999. The increase is due to higher average cash balances held during the period.

Nine months ended September 30, 2000

The Company earned revenues of $0.75 million for the nine months ended September 30, 2000, representing a 199% increase over revenues of $0.25 million for the nine months ended September 30, 1999. Revenue for 2000 included software license and recurring service fees of $0.23 million and technical service fees of $0.41 million. The remaining revenue in 2000 related to hardware sales of $0.11 million.

Gross margins in the nine months ended September 30, 2000 were 82%, compared with 91% in the prior year. The change in gross margins is due largely to a one-time sale of redundant hardware inventory in the second quarter of 2000.

Total operating expenses for the nine months ended September 30, 2000 were $9.55 million compared to $2.65 million in the comparable 1999 period. Research and development expenses of $2.32 million increased 203% compared to $0.77 million in the comparable 1999 period due to increased employee headcount. Total sales and marketing expenses for first nine months of 2000 were $4.89 million, compared to $0.93 million in the first nine months of 1999. This increase is primarily due to increased employee headcount and marketing initiatives. General and administration costs totaled $1.90 million in the nine months ended September 30, 2000 versus $0.83 million in the comparable 1999 period. In addition to employee headcount, the increase in general and administrative expenses is due to the fact that a portion of general and administrative costs had previously been allocated to the Imaging Division. Depreciation and amortization costs totaled $0.45 million in the first nine months of 2000 compared to $0.13 million in the first nine months of 1999 due to increased expenditures on computer equipment and facilities to support the increase in employee headcount.

Interest income increased to $0.56 million in nine months ended September 30, 2000 compared to $0.07 million in comparable 1999 period due to higher average cash balances held during the period.

Liquidity and Capital Resources

Infowave's cash and short-term investment position was $13.50 million and working capital was $16.85 million at September 30, 2000, compared to $4.36 million and $6.02 million, respectively, at December 31, 1999. These increases were the result of $19.0 million raised through the issuance of special warrants in April as well as from $3.58 million raised through the exercise of previously issued stock purchase warrants and employee stock options. The Corporation used $12.23 million in operations during the first nine months of 2000, primarily due to the loss for the period and the prepayment of $3.39 million of advertising expenses. The effect of the loss on cash flows was offset partially by a decrease of $0.85 million in accounts receivable from cash collections from the Imaging Division prior to the divestiture. The accounts receivable balance at September 30, 2000 includes trade receivables of $0.18 million, Goods and Services Tax refunds of $0.08 million and $0.32 million representing the remaining proceeds due from the sale of the Imaging Division.

Net cash used in investing activities during the nine months ended September 30, 2000 was $7.73 million, which consisted of $6.70 million used in the purchase of short term investments and $2.36 million of capital acquisitions, offset by $1.32 million of proceeds from the sale of the Imaging Division. The capital acquisitions during the period included the purchase of $1.35 million in computer equipment and $0.52 million in office equipment. The majority of these capital acquisitions are attributable to staff increases; the relocation of the Vancouver office to new premises within the existing building; and the move of the Corporation's Seattle office to a permanent location.

At September 30, 2000 the Corporation's primary sources of liquidity consisted of cash and short-term investments and an uncommitted line of credit of Cdn$2.0 million, which is secured against the short-term investments. The Corporation believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2001. Thereafter, depending on the development of the business, the

Corporation may need to raise additional capital for working capital or other expenses. The Corporation may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Corporation's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of September 30, 2000, the Corporation has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Corporation's results of operations. To the extent that the Corporation implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Corporation will be successful in such hedging activities.

While the Corporation believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Corporation's results of operations in the future.

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number           Description
          ------           -----------
           27.1            Financial data schedule

           99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

     (b)  Reports on Form 8-K

          A Form 8-K was filed on September 12, 2000 stating that the Corporation had completed the sale of its Imaging Division. A second Form 8-K was filed on September 25, 2000 to include pro forma financial statements and the final form of the Asset Purchase Agreement pertaining to the sale of the Division.

Part III.  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 2000

                                    INFOWAVE SOFTWARE, INC.

                                    /s/ Bijan Sanii
                                    ------------------------------------
                                    Bijan Sanii
                                    President and Chief Operating Officer


                                    /s/ Todd Carter
                                    ------------------------------------
                                    Todd Carter
                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------
27.1            Financial data schedule

99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements