Form 10-K
period 2000-12-31
INFOWAVE SOFTWARE INC
filed 2001-04-02
CIK 1074564

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________ Commission file number 0-29944

                             INFOWAVE SOFTWARE, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   British Columbia, Canada                             98 0183915
- ----------------------------------          ------------------------------------
 (Jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

                       21520 - 30th Avenue S.E., Suite 109
                           Bothell, Washington, 98021
                    (Address of principal executive offices)

                  Registrant's telephone number: (425) 806-3100

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
- ---------------------------           -----------------------------------------
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

Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 2000 was approximately US$60,545,840. The number of shares of the Registrant's Common Shares outstanding as of December 31, 2000, was 21,095,458.

Documents Incorporated by Reference.
        None

================================================================================

                                                                            Page
                                                                            ----
ITEM 1: BUSINESS..............................................................1

ITEM 2: PROPERTIES............................................................9

ITEM 3: LEGAL PROCEEDINGS.....................................................9

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

ITEM 5: MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS...................................................9

ITEM 6: SELECTED FINANCIAL DATA...............................................11

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................12

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............16

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................16

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE...................................16

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT.............................17

ITEM 11: EXECUTIVE COMPENSATION...............................................19

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.......................................................21

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K..................................................23

SIGNATURES.....................................................................

ITEM 1: BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Infowave Software, Inc. (the "Company" or "Infowave") develops, markets and sells infrastructure software solutions that enable wireless computing. Infowave's software leverages wireless communications networks to provide secure, real-time mobile access to corporate information. The Company's software enables the mobile workforce to gain access to email, corporate data, enterprise productivity applications and the Internet.

The Company was formed on February 21, 1997 by the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. under the laws of the Province of British Columbia, Canada. The registered and records office of the Company is located at Suite 2600 - 595 Burrard Street, Vancouver, British Columbia, V7X 1L3. The Company's Canadian head office is located at Suite 200 - 4664 Lougheed Highway, Burnaby, British Columbia, V5C 5T5.

Infowave's wholly owned subsidiary, Infowave USA Inc., is located at Suite 109, 21520 - 30th Avenue S.E., Bothell, Washington, 98021. Infowave USA Inc. serves as the U.S. headquarters of the Company and is the address of the principal executive offices of Infowave Software, Inc.

On May 11, 2000, the Company announced the signing of a letter of intent to sell the assets of the Company's imaging business. On September 11, 2000, Infowave announced that it had entered into a definitive agreement for the sale of its Imaging Division to Strydent Software, Inc., an unrelated third party. The business is operated as a wholly owned subsidiary of Software 2000. The purchase price of US$1.32 million in cash represented a premium to the book value of the Imaging Division. The transaction was effective August 31, 2000.

All information presented in this filing excludes the business of the divested Imaging Division and is presented in U.S. dollars unless otherwise stated.

COMPANY AND PRODUCT OVERVIEW
Infowave Software, Inc. develops, markets and sells software solutions for the wireless computing business. Infowave's software leverages wireless communications networks to enable mobile access to critical corporate data. This includes personal productivity information such as email and contacts, corporate data residing on an intranet, web-based applications and the Internet. The Company's intelligent software sends the "right" information to the "right" device at the "right" time, spanning a variety of wireless networks and a spectrum of mobile devices ranging from laptop computers to the new generation of digital mobile phones.

Enterprises have made significant investments in hardware, software and training and in most cases, with little regard for the mobile worker. In addition, businesses have become increasingly reliant on email, the Internet, corporate intranets and other enterprise applications that drive business productivity. Workers are under increasing pressure to be away from their desk and be closer to their customers. These mobile workers need real-time access to their critical desktop data to be effective when they are not at their desks. The most common current solution is to have mobile workers dial-in to the Internet or corporate network. This is often not feasible and is generally cumbersome.

Mobile professionals are currently comfortable with the use of wireless phones and pagers and are increasingly comfortable with mobile computing devices such as laptop and handheld computers (PDAs). This, in turn, is creating demand on the enterprise to provide wireless access from these devices to corporate data in order to maximize worker productivity. The enterprise must leverage its current Information Technology (IT) infrastructure investment, while meeting the diverse demands of mobile professionals to deliver the information they want, when and where they want, on the device of their choice. The Infowave Wireless Business Engine (TM) meets this demand today.

Infowave's core commercial software product is the Infowave Wireless Business Engine, which is a software infrastructure solution for extending corporate information and applications to the mobile workforce. The Infowave Wireless Business Engine supports multiple devices, networks, platforms and applications. Consequently, the mobile worker is given choice and flexibility while providing the enterprise with centralized management, scalability, security and encryption to protect and extend existing corporate investments in information technology
(IT). The foundation of the Infowave Wireless Business Engine is a modular architecture that provides an optimized backbone for enterprise applications. The functionality of the Infowave Wireless Business Engine extends to a suite of application connectors including the Exchange Connector, which provides access to Microsoft(R) Exchange(R) data and the Web Connector, which provides access to corporate intranets, web-enabled applications and the Internet.

In addition to the Infowave Wireless Business Engine, the Company has a desktop solution called Symmetry, which is installed on any desktop computer. Symmetry is focused on the thin client portion of the mobile device continuum, from pagers and wireless phones to PDAs. Symmetry essentially re-directs Microsoft Outlook(R) information to any data-capable device such as two-way pagers and PCS phones.

Infowave's technology was attained through several years of research and development. In the years ended December 31, 2000, 1999, and 1998 research and development expenditures (net of depreciation and amortization) were $3.49 million, $1.23 million and $0.91 million, respectively.

INFOWAVE WIRELESS BUSINESS ENGINE
The Infowave Wireless Business Engine is a comprehensive wireless platform supporting a suite of application connectors suitable for most enterprises. Each new application connector, when plugged into the platform, leverages the capabilities of the Infowave Wireless Business Engine. These capabilities include end-to-end security, data transport and bandwidth optimizations, session reliability, and multiple device and network support. Infowave is currently shipping two application connectors; Exchange Connector and Web Connector.
Infowave is currently extending its messaging connector platform to include Lotus(R) Domino (Notes).

The Infowave Wireless Business Engine also creates an efficient wireless Virtual Private Network (VPN) and improves remote dial-up connections by optimizing slower dialup (landline) connections into enterprise accounts and Wide Area Networks (WANs). This allows customers to leverage Infowave's security and optimization technologies when mobile workers connect to the enterprise over either a wired or a wireless connection. The Infowave Wireless Business Engine is also network intelligent, allowing users to access information from most major wireless data network including CDPD, CDMA, GSM and Mobitex. The Company is currently developing the Infowave Wireless Business Engine to support new 2.5G and 3G networks.

The Infowave Wireless Business Engine also includes a client software component. The client software is installed on the wireless device and enables a secure wireless connection that extends through a carrier, over the Internet and into the Infowave Wireless Business Engine running at the enterprise or service provider. The client and server software manages the connection to ensure security, reliability, and optimization of all data sent and received. The Infowave client software has been ported to various platforms including Windows 95/98/NT/2000 and Windows CE/Pocket PC. Development is also currently underway to further expand on the support provided to Palm OS based devices and RIM
Blackberry   pagers.

MODULAR ARCHITECTURE
Infowave has spent considerable time perfecting its modular architecture. The Exchange Connector and Web Connector were the first products produced for the Infowave Wireless Business Engine. Through this process, the Company has gained considerable core competencies in wirelessly extending enterprise-based applications. Unlike many other wireless solutions that allow users to access only a subset of the features associated with an application, Infowave's connectors allow users to gain access to the application as if they were in their office connected to their corporate network. Each connector developed by Infowave literally extends the application to any wireless device. The connectors, though highly specific to applications already in use by an enterprise, are plugged into the Infowave Wireless Business Engine allowing IT administrators to easily and efficiently manage the solution. The Infowave capability in this area differentiates the Infowave solution from competing wireless offerings.

APPLICATION CONNECTORS
INFOWAVE APPLICATION CONNECTORS
An Application Connector is a middleware layer that connects the Infowave Wireless Business Engine to an application's business logic and data. Application Connectors provide rich, fully featured thick-client connectivity to enterprise applications. Historically, mobile workers have not been able to access and utilize enterprise-based applications such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM). These applications can only be accessed through fast networks on full workstation computers, and have not been well-suited for rendering to smaller devices in a mobile environment. However, with Infowave Application Connectors, in conjunction with the Infowave Wireless Business Engine, enterprise applications are extended to mobile environments. The Infowave Wireless Business Engine fundamentally changes the productivity and efficiency potential for the mobile workforce.

EXCHANGE CONNECTOR
Infowave's Exchange Connector provides wireless access to Microsoft Exchange servers using Microsoft Outlook client software. Instead of plugging into a phone jack, users simply turn on their portable computing device and launch Infowave's software. The end-user opens Outlook, types a regular NT username and password and is connected wirelessly and securely to the corporate Exchange message store. A critical differentiating function and a beneficial timesaving feature of Exchange Connector is that it does not require a traditional synchronization procedure before enabling communication. All unread mail in the corporate message store is immediately pushed out to the end-user and all outgoing mail in the user's outbox is immediately sent. To ensure speed and security all data transmission is encrypted and compressed. Infowave's Exchange Connector features a real-time synchronization capability - all incoming messages are stored to Microsoft Outlook and can be accessed when the user disconnects from the network. This capability gives end users online and offline access to data and allows productivity in situations such as on a plane, or when out of a coverage area. There is essentially no unique training required because Outlook is used exactly the same way in the mobile environment as it would be on any desktop - no new interfaces or procedures are required.

Corporate Management Information Systems (MIS) managers would choose the Exchange Connector because it provides all of the key security and manageability requirements that they demand while minimizing the added workload to support mobile users. MIS managers manage these users through the same standard management utilities they already use so there is no new learning required. Exchange Connector gives technology managers an opportunity to create significant positive impact on their mobile personnel, while protecting their existing infrastructure investments.

EXCHANGE CONNECTOR (WEB PHONES)
Infowave's Exchange Connector is also extended to Web-Ready phones and PDA's using the Wireless Markup Language (WML) or Hypertext Markup Language (HTML) standard for the Wireless Application Protocol (WAP). Though currently part of the Exchange Connector, this product is intended to provide WAP functionality to additional application connectors over time.

WEB CONNECTOR
Infowave's Web Connector is directed towards the growing demand for secure, wireless access to the Internet, corporate intranets and extranets and web-based enterprise applications using standard web browsers on mobile computing devices. This connector is important as corporations are migrating to using intranets to host information such as customer and sales data, service records and other back-end databases that employees, partners, customers and management access and share regularly. CRM and

ERP applications are increasingly becoming available to web-based platforms. With the Infowave Web Connector, the information available from these applications is no longer unavailable to the mobile worker. With Web Connector, corporations can install the wireless software and immediately attain secure, reliable wireless access to this information. Corporations can then fully leverage their existing applications, network architecture and important corporate information. Corporate security policies and procedures for Internet and intranet access are seamlessly extended to mobile users using the Infowave Wireless Business Engine and do not require any modifications or changes to the way in which these may be currently implemented.

DOMINO CONNECTOR (UNDER DEVELOPMENT)
Infowave is currently developing a Domino Connector. As with the Exchange Connector, the Domino Connector will extend the Lotus Notes application to any wireless device used by an enterprise's mobile work force including Web Ready phones, PDAs and laptops. As with existing Application Connectors, the Domino Connector will be plugged into the Infowave Wireless Business Engine and will leverage the existing security and optimization technologies inherent to the platform. Lotus Notes wireless support will be staged to support all the current client devices that Infowave supports today. Initial support will be for Lotus Notes email, followed with support for other Lotus-based applications.

OPEN APPLICATION CONNECTOR (UNDER DEVELOPMENT)
Infowave is currently developing an Open Application Connector and a Software Development Kit, which will allow third-party software developers and enterprise programmers to develop wireless applications that leverage the security and optimization of the Infowave Wireless Business Engine. This solution will help to provide a common platform for wireless access to all primary corporate applications. Infowave currently believes this product will be released in 2001.

DESKTOP PRODUCTS
SYMMETRY
The Company's Symmetry software is a desktop solution that delivers email, calendar, contacts and task information stored in Microsoft Outlook to any wireless device capable of receiving text messages, including pagers and digital mobile phones. All information sent to the wireless device is properly formatted for the specific device. Symmetry allows users to forward email using specific rules such as sender information and priority message information. If users have wireless devices capable of two-way messaging they can retrieve contact information directly from their desktop and handle meeting requests.

DISTRIBUTION CHANNELS
RESELLERS
During 2000, Infowave signed a worldwide reseller agreement with Compaq Computer Corp. Compaq's professional services organization has 34,000 people in over 200 countries who can bring Infowave's products into their vast installed base of accounts. Infowave's relationship with Compaq brings a global installation, integration, and support infrastructure. The Company will also have direct access to over 1600 Compaq resellers.

Infowave has developed an Authorized Partner Program for regional or specialty channel partners. This standardized program allows the Company to scale its relationships with many reseller channel partners and aggressively drive further revenue opportunities and market penetration.

OEM AND EMBEDDED PARTNERS
Infowave is working to establish Original Equipment Manufacturers (OEM) and bundling agreements with hardware manufactures (device, server, infrastructure) and enterprise software vendors (such as CRM, GRP, ect.). The intent is for Infowave products and technology to be embedded natively for distribution and installation with partner products. In 2000, the Company signed a five-year software license and development agreement with Intel Corporation, which contributed 57% of total 2000 revenue.

MARKETING ALLIANCES
Infowave has entered into a select number of marketing alliances with carriers, hardware companies, and other software companies. Marketing alliance partners do not resell the Company's products, but rather engage in joint marketing initiatives such as customer referrals, events, and direct mail activities that create sales leads for Infowave. Infowave is engaged in marketing activities with companies such as AT&T Wireless Services Inc., Verizon Communications Inc., Rogers AT&T Wireless, Sierra Wireless, Inc., Novatel Wireless, Inc., and Nokia Networks.

COMPETITION
The emerging wireless marketplace is presenting a variety of choice in wireless products, which are required to satisfy the diverse needs of enterprises and their different classes of mobile workers. Infowave differentiates itself by offering intelligent support for multiple devices, platforms, networks, applications, and services with centralized management. Enterprise customers can therefore optimize choice while leveraging their existing investments in hardware, software and training. Further, Infowave provides enterprise-grade security and optimization along with real-time access to both corporate applications and the Internet.

The mainstream market for business and consumer wireless data solutions is in its early stages and distinct categories for solutions are still evolving. Server-based solutions sit behind the firewall in the enterprise or in the case of outsourced solutions are hosted by service providers. In the business to consumer market, which could be generally categorized as any wireless solution not sanctioned by the enterprise IT department, deployment is based on desktop and service provider models. Infowave offers technology today to support all of these solutions.

SERVER SOFTWARE
Over the past year, the competitive landscape has changed considerably within the wireless industry. Currently Infowave's primary competition in the enterprise-server space comes from Aether Systems, Inc., Extended Systems Inc., Research in Motion Limited (RIM), ThinAirApps, Inc., Wireless Knowledge, Inc. and Broadbeam Corporation.

Microsoft's Mobile Information Server will be built on Exchange 2000 technology and will provide an application program interface (API) designed for developers to create wireless messaging solutions. As with Infowave's product offering, it will be marketed to both the enterprise and carrier spaces. Initial indications are that Microsoft's solutions will be primarily focused on supporting Microsoft server and client platforms.

DESKTOP SOFTWARE
Desktop products require that the end users have a desktop computer running at all times in order to redirect information to their mobile device. These solutions appeal to the individual rather than to the IT manager. Currently, Infowave's primary competition includes Research in Motion's Blackberry service and Microsoft's Mobile Outlook Manager.

SERVICE PROVIDERS
Service providers give rise to both competition and opportunity for Infowave. Service providers that use the Infowave Wireless Business Engine create customers for Infowave, yet others are competitors. Infowave has identified GoAmerica and Omnisky as potential competitors within the service provider marketplace.

PROPRIETARY PROTECTION
All Company software is protected by a combination of certain intellectual property rights. The Company relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. As part of its confidentiality procedures, the Company generally enters into a non-disclosure and confidentiality agreement with each of its consultants and specifically with any third-party that would have access to the source code for the Company's software products. As well, the Company strictly limits access to and distribution of its software in executable code form.

Infowave has trademarks for or has applied for a trademark for "Infowave," "Infowave for Exchange," "Infowave for the Net," "Symmetry," "Wireless Business Engine," "Web Connector," and "Exchange Connector".

There can be no assurance that the measures taken by the Company to protect its intellectual property rights will adequately protect those rights.

Although the Company believes that it has the right to use all of the intellectual property incorporated in its products, third parties may claim that the Company's products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to re-engineer its products or obtain licenses from third parties to continue offering its products. Any efforts to re-engineer its products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company. See "Risk Factors
- - Intellectual Property Protection."

Employees
As at  December  31,  2000,  the  Company  had 147  employees  at its offices in
Burnaby,   British  Columbia  and  in  Bothell,   Washington  in  the  following
capacities:


                                        Burnaby                Bothell
                                        -------                -------

Management & Administration               21                      3
Research & Development                    67                      -
Sales & Marketing                         21                     35
                                        -------                -------
Total                                     109                    38

RISK FACTORS
In addition to the other information contained in this report, readers should carefully consider the following risk factors which may have a material adverse effect on the Company's business, financial condition or results of operation.

HISTORY OF LOSSES
The Company is not currently profitable and incurred losses from continuing operations (which excludes the Imaging Division) of $16,255,917 and $3,773,523 for the years ended December 31, 2000 and 1999, respectively. The Company expects to continue to incur losses in the future. The Company anticipates that its expenses will increase substantially as the Company continues to increase its research and development, sales and marketing and general and administrative expenses. The Company cannot predict if it will ever achieve profitability and, if it does, it may not be able to sustain or increase profitability.

WIRELESS INDUSTRY GROWTH
There can be no assurance that the market for the Company's existing or proposed wireless software products will grow, that firms within the industry will adopt the Company's software products for integration with their wireless data communications solutions, or that the Company will be successful in independently establishing product markets for its wireless software products. If the various markets in which the Company's software products compete fail to grow, or grow more slowly than the Company currently anticipates, or if the Company were unable to establish product markets for its new software products, the Company's business, results of operation and financial condition would be materially adversely affected.

RELIANCE ON NEW TECHNOLOGIES
The wireless data communications market is characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Company's wireless software products will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products will achieve commercial success. The Company may find itself competing in the market for wireless mobile computing software against other companies with significantly greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, or imitate the features of the Company's wireless mobile computing software, reducing prices and the Company's revenues and share of the market.

In addition, the Company's competitors may develop alternative technologies that gain broader market acceptance than the Company's software solutions. As a result, the life cycle of the Company's software solutions is difficult to estimate. The Company may need to develop and introduce new products and enhancements to its existing solutions on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render its solution obsolete. These research and development efforts may require the Company to expend significant capital and other resources. In addition, as a result of the complexities inherent in the Company's solutions, major enhancements or improvements will require long development and testing periods. If the Company fails to develop products and services in a timely fashion, or if it does not enhance its products to meet evolving customer needs and industry standards, including security technology, it may not remain competitive or sell its solutions.

PRODUCT IMPROVEMENTS
The Company will be at risk if it is unable to continually upgrade and improve its software products, or to develop new software products. The software industry is characterized by a constant flow of new or improved products, which quickly render existing software products obsolete. The Company's competitors may develop technically superior and comparably priced or lower priced software that would have a material adverse effect on the Company.

ADDITIONAL FINANCING
The Company may not have sufficient capital to fund its operations. In particular, additional financing may be required in the near term to develop and market the Company's wireless mobile computing software products and services. No assurance can be given that any additional financing required will be available, or that additional financing will be available on terms that may be advantageous to existing shareholders. Such financings, to the extent they are available may result in substantial dilution to shareholders. To the extent such financing is not available, the Company may not be able to or may be delayed in being able to commercialize its software products and services.

RELIANCE ON MICROSOFT
Some of the Company's wireless software products wirelessly enable the functionality of Microsoft Exchange. The Company is aware that Microsoft has developed its own wireless functionality for Microsoft Exchange that will likely compete with software products of the Company.

RELIANCE ON INTEL
During 2000, approximately 57% of revenues were derived from the software license and development agreement with Intel Company. There is no assurance that additional engineering and development fees may be realized in future quarters, nor that a future royalty stream may result from the software license and development agreement.

RELIANCE ON COMPAQ
The Company has a worldwide reseller agreement with Compaq Computer Corp. and it's software is sold as a stand-alone product as well as is bundled with Compaq's Proliant Servers, and iPAQnet Mobile Intranet and iPAQnet Mobile Email Pocket PC bundles. There is no assurance that this relationship will continue or result in meaningful revenue for the Company.

MANAGEMENT OF GROWTH
The Company has been expanding, and intends to continue to expand. This growth has placed, and any further growth is likely to continue to place, a significant strain on the Company's resources. The Company's ability to achieve and maintain profitability, if at all, will depend on its ability to manage growth effectively, to implement and expand operational and customer support systems, and to hire additional personnel. The Company may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. In addition, future growth may result in increased responsibilities for management personnel, which may limit their ability to effectively manage the Company's business.

RELIANCE ON KEY PERSONNEL AND CONSULTANTS
The Company is currently dependent upon its senior management, board of directors and consultants, the loss of any of which may significantly affect the performance of the Company and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Company's growth and profitability. The Company is expecting significant growth in employees as a result of the commercialization of its products. This growth will place substantial demands on the Company. The
Company's ability to assimilate new personnel will be critical to its performance. The Company will be required to recruit additional software development personnel, expand its sales force, expand its customer support functions and train, motivate and manage its employees. Competition for qualified software development personnel is intense and expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

RELIANCE ON KEY THIRD-PARTY RELATIONSHIPS
The Company relies on key third-party relationships, including its relationships with resellers and OEMs, for marketing and sales of its software products. These third parties are not within the control of the Company, may not be obligated to purchase software products from the Company and may also represent and sell competing software products. The loss of any of these third-party relationships, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers or OEMs with the technical, industry and application experience required to market and sell the Company's software products successfully could have a material adverse effect on the Company.

COMPETITION
Certain of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the market for wireless mobile computing software products continues to develop, additional competitors with substantially greater financial, technical and marketing resources than the Company may enter the market and competition may intensify. Current or future competitors may develop software products that are superior to the Company's software products or achieve greater market acceptance.

PRODUCT DEFECTS
Software products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new software products after commencement of commercial shipments resulting in product recalls and market rejection of the Company's software products and resulting in damage to the Company's reputation, as well as lost revenue, diverted development resources and increased support costs.

INTELLECTUAL PROPERTY PROTECTION
The Company considers its software products and trademarks to be of value and important to its business. The Company relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The Company has one patent application pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the

Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information. The cost of litigation necessary to enforce the Company's proprietary rights may be prohibitive. Such steps may not preclude competitors from developing confusingly similar brand names or promotional materials or developing software products and services similar to those of the Company.

Although the Company believes that it has the right to use all of the intellectual property incorporated in its software products, third parties may claim that the Company's software products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to reengineer its software products or obtain licenses from third parties to continue offering its software products. Any efforts to reengineer its software products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.

FOREIGN EXCHANGE RATE EXPOSURE
The majority of the Company's revenue is denominated in U.S. dollars (the currency in which the Company's financial statements are presented) or currencies other than Canadian dollars (the functional currency of the Company) and in the future may be denominated in currencies other than Canadian or U.S. dollars. The Company does not engage in currency hedging activities to limit the risks of exchange rate fluctuations. As a result, changes in the relative value of the U.S. dollar to the Canadian dollar and other foreign currencies will affect the Company's revenues and operating margins. The impact of future exchange rate fluctuations between the U.S. dollar and the Canadian dollar or other foreign currencies on revenues and operating margins cannot be accurately predicted and could have a material adverse effect on the Company.

ENFORCEMENT OF CIVIL LIABILITIES
The Company is a corporation incorporated under the laws of British Columbia, Canada. Certain of the directors and the Company's professional advisors are residents of Canada or otherwise reside outside of the U.S. All or a substantial portion of the assets of such persons are or may be located outside of the U.S. It may be difficult to effect service of process within the United States upon the Company or upon such directors or professional advisors or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liability of the Company or such persons under U.S. federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against the Company or such directors or professional advisors predicated solely upon the civil liabilities provisions of U.S. federal securities laws, or (ii) impose liabilities in original actions against the Company or such directors and professional advisors predicated solely upon such U.S. laws. However, a judgment against the Company predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the U.S. court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

POTENTIAL FLUCTUATIONS IN QUARTERLY FINANCIAL RESULTS
The Company's financial results vary from quarter to quarter based on factors such as the timing of significant orders and contract completions and the timing of new product introductions. Any significant fluctuation in revenue could materially adversely affect the Company.

POSSIBLE MARKET VOLATILITY
The market price for the Common Shares may be subject to significant volatility. Quarterly operating results of the Company or of other companies involved in the wireless industry specifically or technology industries generally, changes in general conditions in the North American economy, the financial markets in North America, failure to meet the projections of securities analysts or other developments affecting the Company or its competitors could cause the market price of the Common Shares to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities of many companies for reasons unrelated to their operating performance.

ITEM 2: PROPERTIES

The Company owns no real property. Pursuant to a lease agreement that expires May 31, 2006, the Company leases 30,276 square feet of office space in Burnaby, British Columbia, which the Company uses as its corporate, administrative, and research and development offices. Under a lease agreement that expires March 31, 2003, the Company leases an additional 11,920 square feet in Burnaby, which space has been sublet to third parties.

Pursuant to a lease agreement that expires March 31, 2005, the Company leases 7,329 square feet of office space in Bothell, Washington that functions as its sales and marketing offices. The Company has recently entered into a lease agreement for 13,944 square feet of office space in Bothell under a lease agreement that expires April 30, 2007. The new Bothell office will replace the existing office after construction is completed in approximately May 2001, at which time the existing Bothell office will be sublet to a third party.

ITEM 3: LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON SHARES
The Common Shares of the Company are currently traded on The Toronto Stock Exchange (the "TSE") under the symbol "IW". The Common Shares were listed on the TSE on October 14, 1999. Prior to listing on the TSE, the Common Shares were listed on the Vancouver Stock Exchange (the "VSE") on October 14, 1997 and were delisted from the VSE on November 26, 1999. The Common Shares do not currently trade on any exchange in the United States. The following table sets forth the high and low closing sale prices, as reported by the TSE and VSE, of the Common Shares for the calendar quarters indicated.

PRICE RANGE OF COMMON SHARES
All prices are quoted in Canadian dollars.

                             High               Low             Stock Exchange
                            (Cdn.$)           (Cdn.$)
                        ---------------       -------           --------------
2000
Fourth Quarter               12.75              4.45                 TSE
Third Quarter                17.20              8.00                 TSE
Second Quarter               34.00              8.55                 TSE
First Quarter                69.35              14.05                TSE

1999
Fourth Quarter               16.15              3.00                 TSE; VSE
Third Quarter                4.26               3.07                 VSE
Second Quarter               4.80               1.38                 VSE
First Quarter                2.04               1.00                 VSE

As of December 31, 2000, there were 21,095,458 Common Shares issued and outstanding. At such date, there were approximately 48 shareholders of record, 10 of whom had addresses in the United States who collectively held 1,013,025 Common Shares, or approximately 4.8% of the total number of issued and outstanding Common Shares.

DIVIDENDS
The Company did not pay any dividends in the past fiscal year and it does not foresee the declaration or payment of any dividends on the Common Shares in the near future. Any decision to pay dividends on the Common Shares will be made by the board of directors on the basis of the Company's earnings, financial requirements and other conditions existing at such future time.

WARRANTS
The Company issued 924,000 special warrants (the "Special Warrants") at a price of Cdn.$32.50 per Special Warrant on April 13, 2000. The Special Warrants were issued in reliance upon the exemption from registration requirements provided by Rule 506 of Regulation D and the exclusion from registration requirements provided by Rule 903 of Regulation S. Each Special Warrant entitled the holder, upon exercise and without payment of additional consideration, to acquire one Common Share. A final prospectus was receipted in British Columbia, Alberta and Ontario on June 21, 2000 qualifying the distribution of 924,000 common shares upon the exercise of the 924,000 previously issued Special Warrants. In connection with this financing, the Company issued Special Compensation Warrants (the "Agents' Warrants") to CIBC World Markets Inc., and Canaccord Capital Corporation (in exchange for services as agent in connection with the Special Warrant financing) entitling the agents in the financing to purchase an aggregate of up to 46,200 Common Shares at a price of Cdn.$32.50 per Common Share on or before April 13, 2002. All of the Special Warrants were deemed exercised for Common Shares on June 21, 2000. As at December 31, 2000 there were 46,200 Agents' Warrants outstanding.

STOCK OPTION PLAN
The shareholders and Board of Directors have approved and adopted a Stock Option Plan (the "Plan"). The principal purposes of the Plan are to promote a proprietary interest in the Company among its directors and employees; to retain, attract and motivate the qualified managers the Company requires; to provide a long-term incentive element in overall compensation; and to promote the long-term profitability of the Company.

The Board of Directors of the Company administers the Plan. Common Share options may be granted at any time to any director, senior officer, full-time employee or consultant of the Company, taking into consideration the present and potential contribution of a particular director, senior officer, full-time employee or consultant to the success of the Company and any other factors which the Board of Directors may deem proper and relevant, provided that a director to whom any option may be granted may not participate in the discussion of the Board to grant such option.

The number of Common Shares that may be issued pursuant to the Plan to any one person shall not exceed 5% of the Common Shares issued and outstanding on a non-diluted basis. The number of Common Shares that may be issued to all Insiders shall not exceed 10% of the Common Shares issued and outstanding on a non-diluted basis. The number of Common Shares that may be issued to all Insiders in a one-year period shall not exceed 10% of the Common Shares issued and outstanding on a non-diluted basis. The number of Common Shares that may be issued to any one Insider in a one-year period shall not exceed 5% of the Common Shares issued and outstanding on a non-diluted basis. The price at which Common Shares may be issued under the Plan will be determined from time to time by the Board of Directors and shall, in any event, be in accordance with the rules and policies of any stock exchange upon which the Common Shares may be listed. The terms of the Plan, as amended June 5th, 2000 and approved by shareholders, provide that the number of Common Shares that may be issued pursuant to the Plan is set to not exceed 4,619,578 Common Shares.

As at December 31, 2000 the total number of Common Shares underlying all stock options held by the directors and officers of the Company was 2,336,598. The options have been granted as incentive and not in lieu of any compensation for services, and are subject to cancellation should the optionee cease to act in a designated capacity.

SHAREHOLDER'S RIGHTS PLAN
On June 5, 2000, Infowave adopted a shareholder rights plan (the "Plan") to ensure the fair and equal treatment of all of its shareholders in the event of a Take-over Bid, in which a person, group of affiliated or associated persons, or entity (a "Person") offers to acquire voting shares of Infowave resulting in that Person possessing 20% or more of the outstanding voting shares of Infowave, and to allow the board of directors of the Company and its shareholders adequate time to assess and respond to such a bid. In order to implement the Plan, upon adoption of the Plan, Infowave issued to each shareholder of record at the close of business on June 5, 2000 (the "Record Time") one right (a "Right") in respect of each outstanding Common Share to holders of record at the Record Time. In addition, one Right will be issued in respect of each Common Share issued after the Record Time and prior to the earlier of the separation date and the expiration date. The Rights Plan is initially not dilutive and is not expected to have any effect on the trading of common shares. However, if a flip-in event occurs and the Rights separate from the common shares, reported earnings per share and reported cash flow per share on a fully-diluted basis may be affected. In addition, holders of Rights not exercising their Rights after a flip-in event may suffer substantial dilution.

ITEM 6: SELECTED FINANCIAL DATA

Set forth below is certain selected financial information of the Company for each year in the five-year period ended December 31, 2000. The selected financial information for the three years ended December 31, 2000 is derived from the Company's audited financial statements for such periods included in "Item 14. Financial Statements." The selected financial information for the years ended December 31, 1997 and 1996 is derived from the audited financial statements for such periods. The selected financial information for the eight quarters prior to December 31, 2000 is derived from the unaudited quarterly financial statements of the Company. The Company's financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"), which are not materially different from United States GAAP except as explained in "Item 14. Financial Statements - Financial Statements - Note 13." The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

Canadian GAAP
- -------------
                                                                    Years Ended December 31
                                                                    -----------------------
                                                     2000           1999           1998            1997          1996
                                               ----------     ----------     ----------      ----------     ----------
Income Statement Data
      Net sales                                 1,513,557        355,001        170,911          85,471        62,726
      Loss from continuing operations          16,255,917      3,773,523      2,675,389       1,693,913       857,081
      Loss from continuing operations
      per share                                      0.81           0.24           0.21            0.19          0.15
      Net loss                                 17,988,868      3,288,251      1,206,266       1,677,032       187,713
      Net loss per share                             0.90           0.21           0.09            0.19          0.03

Balance Sheet Data
      Total assets                             12,445,349      8,054,492      6,687,941       1,625,326     2,102,781
      Long term obligations                             -              -              -               -       195,714
      Share capital                            35,148,040     12,526,949      6,798,707       2,456,847           587
      Cash dividends declared per common                -              -              -          91,476             -
       share

United States GAAP
- ------------------
                                                                    Years Ended December 31
                                                                    -----------------------
                                                     2000           1999           1998            1997          1996
                                               ----------     ----------     ----------      ----------     ----------

Income Statement Data
      Net sales                                 1,513,557        355,001        176,509          94,496        70,497
      Loss from continuing operations          16,465,529      3,829,598      2,909,175       1,989,375       962,205
      Loss from continuing operations
       per share                                     0.82           0.24           0.24            0.25          0.17
      Net loss                                 18,198,480      3,344,326      1,440,052       1,970,792       210,717
      Net loss per share                             0.90           0.21           0.12            0.24          0.04

Balance Sheet Data
      Total assets                             12,445,349      8,020,392      6,546,596       1,508,802     2,349,819
      Long term obligations                             -              -              -               -       218,700
      Share capital                            36,192,899     13,325,591      7,416,454       2,515,083           658
      Cash dividends declared per common                -              -              -         103,306             -
       share


Canadian GAAP
- -------------
                                                                    Quarter Ended
                                                                    -------------
                               Dec 31       Sep 30       Jun 30       Mar 31        Dec 31     Sep 30     Jun 30     Mar 31
                                 2000         2000         2000         2000          1999       1999       1999       1999
                            ---------    ---------    ---------    ---------     ---------  ---------  ---------   ---------
Income Statement Data
      Net sales               768,544      509,849      132,730      102,434       106,145     98,317     32,899    117,640
      Loss from continuing
       operations           7,876,074    3,383,296    2,987,057    2,009,490     1,421,092    964,174    794,940    593,317
      Loss from continuing
       operations per share      0.37         0.16         0.16         0.11          0.08       0.06       0.05       0.04
      Net loss              7,876,074    3,127,084    3,828,132    3,157,578     1,518,907    601,849    750,065    417,430
      Net loss per share         0.37         0.15         0.20         0.17          0.09       0.04       0.05       0.03

United States GAAP
- ------------------
                                                                     Quarter Ended
                                                                     -------------
                                 Dec 31       Sep 30       Jun 30       Mar 31      Dec 31    Sep 30      Jun 30     Mar 31
                                   2000         2000         2000         2000        1999      1999        1999       1999
                              ---------    ---------    ---------    ---------   ---------  --------   ---------   ---------
Income Statement Data
      Net sales                 768,544      509,849      132,730      102,434     106,145    98,317      32,899    117,640
      Loss from continuing
       operations             8,070,593    3,388,126    2,992,525    2,014,285   1,432,714   978,439     809,457    608,988
      Loss from continuing
       operations per share        0.38         0.16         0.16         0.11        0.08      0.06        0.05       0.04
      Net loss                8,070,593    3,131,914    3,833,600    3,162,373   1,530,529   616,114     764,582    433,101
      Net loss per share           0.38         0.15         0.20         0.17        0.09      0.04        0.05       0.03


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the audited financial statements and notes thereto included in Item 14 of this annual report and the quarterly and annual financial information included in Item 6.

FORWARD-LOOKING STATEMENTS
Statements in this filing about future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in any forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Part 1, Item 1: Business Risk Factors.

In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of this filing. The reader should not place undue reliance on forward-looking statements.

CORPORATE SUMMARY
During 2000, Infowave achieved significant growth in all areas of the organization, with annual revenues representing a 326% increase over the prior year. Infowave was also successful in attracting and recruiting new employees throughout the year, adding talented and experienced staff in key areas including development, quality assurance, sales and marketing. In addition, the Company continued to expand its product offering and technology platform, adding additional functionality, network support and device support to the Infowave Wireless Business Engine.

Total headcount grew to 147 at December 31, 2000, compared to 60 wireless division employees at December 31, 1999. The Company opened a permanent sales and marketing office in Bothell, WA, and also set up regional sales managers and systems engineers at key locations throughout the United States. Within research and development, the Company added to its development and quality assurance teams, and also formed an Architecture Technology group to focus on emerging developments. In addition, the Company added to its administrative and operations staff to support the growth of the company.

During the year, Infowave continued to develop and solidify relationships with key partners and resellers, including Intel Corporation and Compaq Computer Corp. The software license and development agreement with Intel provides the Company with a combination of engineering fees, royalties, and license fees. The Company began to recognize the fees for the engineering portion of the contract in the third quarter of 2000 and expects to recognize royalties and license fees beginning in 2001. Under the Compaq international reseller agreement, Compaq is authorized to resell, distribute and integrate Infowave's wireless enterprise software to Compaq's worldwide customer base. The Company expects revenues related to the Compaq agreement to commence in 2001.

In the third quarter of 2000, Infowave introduced a simplified "per-seat" pricing structure. The pricing ranges from $60 to $350 per seat and is designed to provide an incentive for customers to purchase the full suite of Infowave Wireless Business Engine connectors. The market reaction to this pricing structure has been positive, with 70% of enterprise customers in the fourth quarter purchasing the full Infowave suite.

Effective August 31, 2000 the Company completed the sale of its Imaging Division. The total proceeds received on the sale were $1.32 million, which represented a slight premium over the book value of the Imaging Division. Following the divestiture of the Imaging Division, management was able to concentrate its time and resources exclusively on the successful development of its wireless business. The results below excludes the operations of the Imaging Division prior to its sale.


QUARTER ENDED DECEMBER 31, 2000
Revenues for the fourth quarter of 2000 were $0.77 million, representing an increase of 624% over revenues of $0.11 million in the fourth quarter of 1999, and a 51% increase over 2000 third quarter revenues of $0.51 million. Included in 2000 fourth quarter revenue were software license sales to AT&T Wireless Services and Telus Mobility, and engineering fees associated with the completion of the second development milestone under the Intel contract.

Fourth quarter revenues for 2000 were comprised of 28% license fees, 63% technical service fees, 6% hardware sales, and 3% recurring service fees. When viewed from a customer perspective, 61% of 2000 revenues were derived from OEM relationships, and 39% of revenues were from enterprise customers.

Gross margins for the fourth quarter of 2000 were 95%, compared to 94% in the comparable 1999 period and 97% in the third quarter of 2000. Cost of goods sold includes hardware, royalties, packaging and distribution costs.

Research and development expenses of $1.17 million increased 146% over expenses of $0.48 million in the fourth quarter of 1999 and increased 38% over expenses of $0.85 million in the third quarter of 2000. These increases are mainly attributable to increases in employee headcount. Research and development headcount increased to 67 employees at December 31, 2000, compared to 29 employees at December 31, 1999 and 58 employees at September 30, 2000. Research and development salaries were $0.75 million in the fourth quarter of 2000 compared to $0.29 million and $0.65 million in the respective comparable quarters. Commensurate with the increases in employee headcount, the Company also experienced higher recruiting, facilities, and communications costs in the fourth quarter of 2000.

Sales and marketing expenses of $6.42 million for the fourth quarter of 2000 included costs of approximately $4.0 million related to a one-time branding and advertising campaign. After excluding the cost of the campaign, sales and marketing expenses were approximately $2.42 million, representing an increase of 332% over expenses of $0.60 million in the fourth quarter of 1999 and an increase of 6% over expenses of $2.29 million in the third quarter of 2000. The majority of the increase in sales and marketing expenses is attributable to an increase in employee headcount to 56 employees December 31, 2000, compared to 23 employees at December 31, 1999 and 53 employees at September 30, 2000. Salaries expense for the respective periods was $1.15 million, $0.29 million and $0.96 million.

Administrative costs for the quarter ended December 31, 2000 were $0.92 million, representing an increase of 102% over expenses of $0.45 million in the comparable 1999 period, and an increase of 11% over expenses of $0.83 million in the third quarter of 2000. The increased spending in administration was largely due to headcount increases and infrastructure costs required to support the growth of the company. The increase in expenses over the third quarter of 2000 is due to recruiting, consulting and facilities costs.

Depreciation and amortization expense for the fourth quarter of 2000 was $0.25 million, compared to $0.08 million in the fourth quarter of 1999 and $0.19 million in the third quarter of 2000. These increases are attributable to capital acquisitions of $2.86 million in 2000 and the amortization of the remainder of the deferred charges balance.

Interest income for the fourth quarter of 2000 was $0.15 million, compared to $0.05 million in the fourth quarter of 1999 and $0.28 million in the third quarter of 2000. The fluctuations in interest income are commensurate with fluctuations in the cash and investment balances held by the Company. The Company invests excess funds in investment grade securities with terms to maturity of less than one year.

YEAR ENDED DECEMBER 31, 2000
Total revenues for the year ended December 31, 2000 were $1.51 million, representing an increase of 326% over revenues of $0.36 million in the prior year. Revenues in 2000 were comprised of 28% software license fees, 58% technical service fees, 11% hardware sales, and 3% recurring service revenues. When viewed from a customer perspective, revenues for 2000 were derived 56% from original equipment manufacturers and 44% from enterprise sales. Gross margins for the year were 89%, compared to 92% in the prior year. The decrease in gross margins compared to the prior year is largely the result of a one-time sale of redundant hardware inventory in the second quarter of 2000.

Research and development expenses in 2000 totaled $3.49 million, compared to $1.23 million in the prior year. The majority of this increase in expenditures is attributable to employee-related costs, including salaries, recruitment, communications and facilities. Research and development headcount was 67 at

December 31, 2000 compared to 29 at December 31, 1999. These headcount increases included additional software developers, quality assurance technicians and the formation of an emerging technologies team. Total research and development salaries were $2.36 million in 2000, compared to $0.79 million in 1999, with average employee compensation increasing 30% over the prior year, largely due to the addition of senior developers.

Sales and marketing expenses totaled $11.31 million in 2000, representing an increase of 656% over expenses of $1.50 million in 1999. A large part of this increase relates to an increase in employee headcount to 56 employees at December 31, 2000 compared to 23 employees at December 31, 1999. The employee additions included regional sales managers, inside sales representatives, channel marketing managers and marketing event staff. Total salaries expense for the department was $3.21 million in 2000, compared to $0.66 million in 1999. Average employee compensation nearly doubled in 2000, largely due to the fact that the majority of new staff are based in the United States. Sales and marketing expenditures were also affected by significantly increased marketing activities during 2000, including increased attendance at trade shows and industry events, as well as the $4.0 million branding and advertising campaign in the fourth quarter. Commensurate with the increased employee headcount and marketing activities, the Company incurred significantly higher travel-related costs in 2000. Sales and marketing expenses for travel, tradeshows, and other related initiatives increased to $2.6 million in 2000, compared to $0.67 million in the prior year.

Administrative expenses of $2.81 million in 2000 represented an increase of 119% over 1999 expenses of $1.29 million. This increase is largely due to increased employee headcount and infrastructure costs to support the growth of the organization. The Company also incurred increased professional fees in 2000 related to increased business development activities and to securities reporting obligations in Canada and the United States. In addition, a portion of the increase in administrative expenses can be attributed to the fact that the prior periods included an allocation of some administrative costs to the former Imaging Division. Administration headcount was 24 at December 31, 2000 compared to 8 at December 31, 1999, with salaries increasing to $0.95 million compared to $0.33 million in the prior year. The average compensation for administrative personnel was unchanged from the prior year.

Depreciation and amortization costs in 2000 totaled $0.70 million compared to $0.20 million in 1999. This increase is directly attributable to capital acquisitions of $2.86 million in 2000. Capital acquisitions included $1.72 million of computer equipment and software, $0.58 million of office equipment, $0.46 million of leasehold improvements, and $0.10 million of purchased software licenses. The capital acquisitions during the year were related to the increase in employee headcount as well as to the move of the Burnaby office to new facilities within the existing building and the move of the Bothell office to a more permanent location.

Interest income for 2000 was $0.71 million, compared to $0.12 million in 1999. The increase in interest income is due to the increase in cash and investment balances held by the Company during 2000.

LIQUIDITY AND CAPITAL RESOURCES
During 2000, Infowave raised $22.62 million in additional equity. This included $19.03 million raised through the issuance of special warrants in the second quarter of the year, as well as $3.59 million raised through the exercise of previously issued share purchase warrants and employee stock options. Subsequent to year-end, the Company raised $7.50 million through a public offering of securities in Canada.

The Company used $16.14 million in operations during 2000, primarily due to the $16.26 million loss from continuing operations, as well as from $1.63 million used in the operations of the former Imaging Division. The effect of the loss on cash flows was offset partially by a decrease of $0.98 million in accounts receivable from cash collections from the Imaging Division prior to the divestiture.

Net cash used in investing activities during 2000 was $8.21 million, which consisted of $6.67 million used in the purchase of short term investments and $2.86 million of capital acquisitions, offset by $1.32 million of proceeds from the sale of the Imaging Division.

Infowave's cash and short-term investment position was $8.95 million and working capital was $8.62 million at December 31, 2000, compared to $4.36 million and $6.02 million, respectively, at December 31, 1999. The Company's primary sources of liquidity at year end consisted of cash and short-term investments and an uncommitted line of credit of Cdn$2.0 million, which is secured against short-term investments.

The Company believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2001. Thereafter, depending on the development of the business, the Company may need to raise additional capital for working capital or other expenses. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Company's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of December 31, 2000, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth certain current information regarding the executive officers, directors and key employees of Infowave:

Name                       Age    Position
- ----                       ---    --------

Thomas Koll                44     Chief Executive Officer
Bijan Sanii                42     President, Chief Operating Officer and
                                   Director
Todd Carter                40     Chief Financial Officer
Sal Visca                  34     Chief Technology Officer
John Diack                 42     Vice President, Business Development
David Hunter               56     Vice President, Product Development and
                                   Customer Service
Ron Jasper                 37     Vice President, Marketing
Morgan Sturdy (1) (2)      49     Chairman and Director
Gary Ames                  56     Director
Jim McIntosh               36     Director
Scot Land (1) (2)          46     Director
David Neale (1)(2)         48     Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Thomas Koll has served as Chief Executive Officer since February 15, 2001. Prior to joining Infowave, Mr. Koll was Vice President of the Network Solutions Group at Microsoft Corporation in Redmond, Washington since 1997. Prior to that, Mr. Koll served in several senior positions at Microsoft including general manager of the Dedicated System Group and also served as general manager of Microsoft's worldwide business planning and strategy.

Bijan Sanii has served as President since November 1999 and Chief Operating Officer since September 1998. Mr. Sanii was appointed to the Board of Directors on January 25, 2001. Mr. Sanii also served as Acting CEO from July 2000 to February 2001. From December 1997 to September 1998, Mr. Sanii served as General Manager of the Imaging Division of Infowave. From May 1997 to December 1997, Mr. Sanii served as Vice President of Sales of Infowave. From May 1994 to May 1997, Mr. Sanii served as Vice President of Sales and Marketing of INETCO Systems Limited.

Todd Carter has served as Chief Financial Officer since October 1998. Mr. Carter originally provided financial consulting services to Infowave beginning in September 1997 pursuant to an independent contractor agreement with Capital Ridge Communications Inc. (formerly Channel One Systems Corp.). Mr. Carter served as President of Channel One, formerly a division of Nexus Engineering Corp., from July 1986 to November 1990. He was appointed Managing Director for Nexus European operations in December 1990 (based in the UK) and Vice President of Operations of Nexus in January 1992. Mr. Carter took private control of Channel One in November 1992 after Nexus was acquired by Scientific Atlanta Inc.

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

John Diack has served as Vice President, Business Development since June 2000. Between September 1997 and June 2000, John held positions at NICE Systems Ltd. as Director of Business Development and Director, North American Channel Management. Prior to joining NICE, Mr. Diack was National Sales Manager with Circon Systems Corp. and Western Region Sales Manager with Dynapro Systems.

David Hunter has served as Vice President, Product Development and Customer Service since January 2001. From June 2000 to December 2000, Mr. Hunter served as Global Development Executive for Customer Care and Billing Solution for the Telecommunications Industry at IBM. From 1996 to June 2000, Mr. Hunter served as the Development Executive for the Americas for IBM.

Ron Jasper has served as Vice President, Marketing since October 1998. From October 1997 to October 1998, Mr. Jasper served as Director of Product Management of the Wireless Division of Infowave. Prior to October 1997, Mr. Jasper served as a Product Manager for Chancery Software Ltd. from February 1996 to October 1997. From September 1993 to February 1996, Mr. Jasper served as a Senior Systems Engineer for Chancery Software Ltd.

Morgan Sturdy has served as Chairman and a director since October 1999. Since September 1997, Mr. Sturdy has served as Executive Vice President and Chief Operating Officer of NICE Systems Ltd. Prior to September 1997, Mr. Sturdy served as President of Dees Communications Engineering Ltd. from January 1985 to August 1997.

Gary Ames has served as a director since November 2000. From 1995 to 2000, Mr. Ames served as President & CEO of MediaOne International. Prior to joining MediaOne International, Mr. Ames served as President & CEO of US West Communications. From 1987 to 1988, Mr. Ames was President and CEO of Mountain Bell. Mr. Ames also currently serves as a director of Albertson's Inc., TekTronix Inc., Pac-West Telecomm Inc., etrieve Inc., Imandi.com Inc. and AT&T Latin America Corp.

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

Jim McIntosh has served as a director since June 1991. From June 1991 to July 2000, Mr. McIntosh served as President and Chief Executive Officer of the Company.

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

Each director is elected for a period of one year at the annual general meeting of shareholders and serves until the next annual general meeting or until his or her successor is duly elected and qualified. Under the Corporate Governance
Policies adopted by the Board of Directors, the Board limits the length of directorship to three years at which time the directorship can be extended by mutual consent of both parties. The executive officers serve at the discretion of the Board. Infowave is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

BOARD COMMITTEES
The Board of Directors has established three board committees -- an audit committee, a compensation committee and a nominating committee.

Audit Committee. The responsibilities of the Audit Committee include reviewing the Company's audited financial statements and presenting them to the Board for approval, reviewing internal accounting procedures and consulting with and reviewing the services provided by the Company's auditors. The Audit Committee currently consists of David Neale, Morgan Sturdy and Scot Land.

Compensation Committee. The responsibilities of the compensation committee include reviewing and recommending to the board of directors the compensation and benefits of all the executive officers of the Company, and establishing and reviewing general policies relating to compensation and benefits for the employees of the Company. The compensation committee currently consists of David Neale, Morgan Sturdy and Scot Land. Except as described in Item 13 - "Certain Relationships and Related Transactions," no interlocking relationships exist between the Board of Directors or compensation committee and the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating Committee. The Board of Directors approved the establishment of the nominating committee as part of a corporate governance policy on March 20, 2000. The responsibilities of the nominating committee include evaluating the contribution of each director on an individual basis, assessing the collective performance of the Board, proposing new nominees to the Board and analyzing the existing structure of the Board. The members of the committee have not yet been appointed.

DIRECTOR COMPENSATION
The Company does not currently pay cash compensation to directors for serving on its Board, but does reimburse directors for out-of-pocket expenses for attending Board and committee meetings. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors. All directors except for Bijan Sanii and Jim McIntosh have received stock options for their participation on the Board of Directors. In 2000, Gary Ames received options to purchase 100,000 common shares at a price of Cdn.$11.45 per share and Scot Land received options to purchase 40,000 common shares at a price of Cdn.$9.90 per share.

EMPLOYMENT AGREEMENTS
The Company's policy is to require all employees, including its executive officers, as a condition to their employment with the Company, to enter into agreements requiring the non-disclosure of confidential information of the Company, and the assignment and confirmation of the Company's ownership of all intellectual property rights created in the course of such employee's employment with the Company.


ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and four other most highly compensated executive officers earning more than $100,000 for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

Summary Compensation Table
- --------------------------
                                                                                   Long-Term
                                                                                 Compensation
                                                    Annual Compensation      ----------------------
                                                ----------------------------      Securities           All Other
Name and Principal Position                         Salary         Bonus       Underlying Options     Compensation
- ---------------------------                       -----------   ----------     ------------------     ------------
Jim McIntosh                            2000         $101,042       $13,802               -             $13,232
Director (1)                            1999           74,052        51,657         250,000              12,925
                                        1998           74,229        53,985               -                 315

Bijan Sanii                             2000          $94,257       $18,178         117,000                   -
President and                           1999           74,052        99,414         290,000                   -
Chief Operating Officer (2)             1998           65,664       118,766               -              $4,559

Todd Carter                             2000          $94,257       $35,346          90,000                   -
Chief Financial Officer                 1999           74,052        60,588         150,000                   -
                                        1998           67,481        33,740          60,000                   -

Sal Visca                               2000         $121,188       $10,660               -                   -
Chief Technology Officer                1999            6,991        41,592         117,000                   -
                                        1998                -             -               -                   -

Ron Jasper                              2000          $96,154       $26,500          45,000              $4,327
Vice President, Marketing               1999           60,588        11,564          25,000               1,346
                                        1998           53,984         3,809          72,000               2,699

(1)  Mr. McIntosh resigned as President and CEO of the Company on July 5, 2000

(2) Mr. Sanii was appointed Acting President and CEO effective July 5, 2000 and was appointed President on November 9, 2000.


OPTION GRANTS IN LAST FISCAL YEAR
The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and two other most highly compensated executive officers during the year ended December 31, 2000. The potential realizable value is calculated based on the assumption that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of Common Shares subject to a given option by the exercise price; assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and subtracting from that result the aggregate option exercise price.

Option Grants in 2000(1)
- --------------------------------- -------------------------------------------------------- -----------------------------
                                                     INDIVIDUAL GRANTS
                                  --------------------------------------------------------
                                   Number of
                                    Options      % of Total                                 Potential Realizable value
                                   Securities    Granted to     Exercise                    at Assumed Annual Rates of
                                   Underlying   Employees in   Price (per                    Stock Price Appreciation
                                    Options      Fiscal Year    share)(3)    Expiration          for Option Term
Name                                Granted          (2)          Cdn.$         Date                   CDN$
- ----------------------            ------------  -------------  -----------   -----------    ---------------------------
Bijan Sanii                         117,000         4.6%          11.85     Sept 15, 2005     383,050        846,442

Todd Carter                          90,000         3.5%          10.40     Sept 23, 2005     258,599        571,437

Ron Jasper                           45,000         1.8%          9.90      Oct 11, 2005      123,083        271,982
- ---------------------

(1) On December 18, 2000, the Company granted 500,000 options to Thomas Koll at an exercise price per share of CDN$6.10 in conjunction with Mr. Koll's acceptance to join the Company as Chief Executive Officer. On February22, 2001, the Company granted an additional 500,000 options at an exercise price of CDN$5.50 per share in conjunction with the closing of a public offering of securities in Canada.
(2) During 2000, options to purchase a total of 2,537,432 common shares were issued to employees.
(3) The exercise price per share was equal to the fair market value of the Common Shares at the close of business on the date prior to the date of grant as determined by the board of directors.


OPTION EXERCISES AND FISCAL YEAR-END VALUES
The following table sets forth for the Chief Executive Officer and four other most highly compensated executive officers earning over $100,000 the number of shares acquired upon exercise of stock options during the year ended December 31, 2000 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2000.


Aggregated Option Exercises in 2000 and Year-End Option Values
- --------------------------------------------------------------

                                                                                            Value of Unexercised but
                           Securities         Aggregate Value     Unexercised Options at     Exercisable Options at
                           Acquired on                                 Year End (#)            Year End (1) (CDN$)
        Name               Exercise (#)        Realized (CDN$)    Exercisable/Unexercisable  Exercisable/Unexercisable
- ----------------------   ---------------     ------------------   -------------------------  --------------------------
    Jim McIntosh                0                    0                433,375/41,668              1,505,185/NIL

     Bijan Sanii             56,847              1,325,323            89,505/291,418              70,281/65,450

     Todd Carter             83,100              2,332,336            87,650/189,250             112,807/27,608

      Sal Visca                   0                      0             39,000/78,000                3,900/7,800

     Ron Jasper              53,890              1,006,208             24,866/86,868             68,450/103,068
- ----------------------

(1) The value of unexercised in-the-money options at December 31, 2000 is based on Cdn.$5.30 per share, the closing price of the Common Shares at such time, less the exercise price per share.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                                                 Percent of
Directors, Executive Officers Earning More than $100,000            Number of Shares           total Shares
and 5% Shareholders                                               Beneficially Owned (1)         Owned (2)
- -------------------                                               ----------------------         ---------
Transamerica Life Insurance Company of Canada                           2,506,500                   11.46
300 Consilium Place, Toronto, Ontario, M1H 3G2

Jim McIntosh (4) (5)                                                    2,620,862                   11.98
3007 Sunnyside Road, Anmore, British Columbia, V3H 4Y7

Gary McIntosh (5) (6)                                                   1,631,313                    7.46
4651 Fairlawn Drive, Burnaby, British Columbia, V5C 3R5

Morgan Sturdy                                                              50,226                    0.23
NICE Systems Ltd., #180-6651 Fraserwood Place, Richmond, British
Columbia, V6W 1J3

Gary Ames                                                                  10,975                    0.05
605 39th Avenue East, Seattle, Washington, 98112

David Neale                                                                 5,556                    0.03
Rogers AT&T, 1 Mount Pleasant Road, Toronto, Ontario, M4Y 2Y5

Scot Land                                                                 103,333                    0.47
Encompass Ventures, 777-108th Avenue NE, Ste 2300, Bellevue,
Washington, 98004

David Wedge                                                                20,503                    0.09
David J. Wedge Computer Law, #100-1525 West 8th Avenue, Vancouver,
British Columbia, V6J 1T5

Bijan Sanii (3)                                                           127,255                    0.58

Todd Carter (3)                                                           103,650                    0.47

Sal Visca (3)                                                              47,750                    0.22

Ron Jasper (3)                                                             37,915                    0.17

All Directors and Executive Officers as a group (9 persons)             3,127,975                   14.30

- ---------------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 2000, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.
(2) Applicable percentage ownership is based on aggregate Common Shares outstanding as of December 31, 2000 together with the applicable options of such shareholder.
(3) Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(4) Includes 1,647,176 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).
(5) 529452 B.C. Ltd. is the beneficial owner of 3,229,756 common shares. The issued share capital of 529452 B.C. Ltd. consists of 100 Class A voting shares and 100 Class B non-voting shares and 1,000 Class C preferred shares and 1,000 Class D preferred shares. Gary McIntosh holds 49 Class A voting shares, 49 Class B non-voting shares and all 1,000 of the Class C preferred shares. Jim McIntosh holds 51 of the Class A voting shares, 51 of the Class B non-voting shares and all 1,000 of the Class D preferred shares.
(6) Includes 1,582,580 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, senior officer or principal shareholder of the Company, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company from January 1, 2000 through December 31, 2000, except as disclosed herein or as follows:

1. David Wedge, who resigned as a Director of the Company on January 25, 2001, is the founder and proprietor of David J. Wedge Computer Law, a law firm focused on the information technology industry. David J. Wedge Computer Law has been acting as corporate counsel to the Company since 1994. In 2000 the Company paid approximately $142,000 for legal services to David J. Wedge Computer Law. David Wedge is the secretary of the Company.

2. On March 16, 2000, the Company announced that Rogers AT&T Wireless Inc. placed an order for a branded version of the Company's Symmetry software. David Neale is Vice-President, Product Development and Deployment of Rogers AT&T Wireless Inc. and a director of the Company. The total value of the March 16, 2000 order is $60,000.

3. Pursuant to a Consulting Agreement dated as of July 4, 1997 between the Company and GWM Enterprises Ltd. ("GWM"), a company controlled by Gary
     McIntosh (a 5% shareholder of the Company), GWM provided management services to the Company for $2693 per month. Pursuant to the Consulting Agreement, the Company paid GWM a total of $10,772 in the first four months of 2000, at which time the Consulting Agreement terminated.


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Financial Statement, Financial Statement Schedules and Exhibits

          The following financial statements of the Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

          1.  Financial Statements
              Auditors' Report to the Shareholders
              Consolidated Balance Sheets
              Consolidated Statements of Operations and Deficit
              Consolidated Statements of Cash Flows
              Notes to the Consolidated Financial Statements

          2.   Consolidated   financial   statement   schedules  and  Report  of
               Independent Accountants in those schedules are included as follows:

               Schedule II: Valuation and Qualifying Accounts

          3.   Exhibits:

The following Exhibits are filed as part of this report:

     Exhibit
     Number         Description
     ------         -----------
      2.1++++       Asset Purchase Agreement dated September 8, 2000 between the
                    Corporation and Strydent Software Inc.

      3.1*          Memorandum and Articles of registrant

      4.1*          Employee   Incentive   Plan  dated   April  28,   1997,   as
                    supplemented September 25, 1997

      4.2* Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

      4.3** Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4*** Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5+          Stock Option Plan, as amended

      4.6++ Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and Montreal Trust Company of Canada

     10.1* Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor Relations Group Ltd.

     10.2* Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff Financial Group Ltd. and 549452 BC Ltd.

     10.3* Loan Facility dated October 29, 1998 with a Canadian chartered bank

     10.4** Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

     10.5** Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the Corporation

    o10.6* Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital Ridge Communications Inc. (formerly "Channel One Systems Corp.")

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

     10.10* Source Code License Agreement dated June 9, 1998 between the Corporation and Wynd Communications Corporation

     10.11* Source Code License Agreement dated November 13, 1997 between the Corporation and Apple Computers

     10.12* OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

     10.13*         Letter   Agreement   dated  April  20,   1998   between  the
                    Corporation and Lexmark International, Inc.

    o10.14*         Employment   Agreement   dated  May  2,  1991   between  the
                    Corporation and Jim McIntosh

    o10.15*         Employment   Agreement   dated  May  23,  1997  between  the
                    Corporation and Bijan Sanii

     Exhibit
     Number         Description
     ------         -----------

    o10.16** Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

    10.17*          Agency   Agreement   dated  March  31,   1998   between  the
                    Corporation,   Canaccord  Capital  Corporation  and  Yorkton
                    Securities Inc

    10.18*          Consulting   Agreement   dated  July  4,  1997  between  the
                    Corporation and GWM Enterprises Ltd.

    10.19** Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation, Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

    10.20*** Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21+++ Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   o10.22 Employment Agreement dated December 14, 2000 between the Corporation and Thomas Koll

    10.23 Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    23.1            Consent of KPMG LLP, independent accountants
- ----------------------

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
o    Indicates management contract.
** Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
*** Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
+ Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
++ Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
+++ Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
++++ Incorporated by reference to the Corporation's  Form 8-K filed on September
     25, 2000.


     (b)  Reports on Form 8-K

          None.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Auditors' Report to the Shareholders................................         F-2


Consolidated Balance Sheets.........................................         F-3


Consolidated Statements of Operations and Deficit...................         F-4


Consolidated Statements of Cash Flows...............................         F-5


Notes to the Consolidated Financial Statements......................         F-7

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Infowave Software, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects with accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations and cash flows for each of the years in the three year period ended December 31, 2000 and balance sheet items as at December 31, 2000 and 1999 to the extent summarized in note 13 to the financial statements.


/s/ KPMG
Chartered Accountants

Vancouver, Canada

January 19, 2001, except as to note 12, which is as of February 13, 2001

INFOWAVE SOFTWARE, INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

December 31, 2000 and 1999


- -------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
- --------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                               $  2,368,092          $ 4,359,090
     Short term investments                                                     6,585,852                    -
     Accounts receivable, net of allowances of $19,044 (1999 - $53,739)           492,097            1,916,961
     Inventory (note 3)                                                            93,499              588,981
     Prepaid expenses and deposits                                                374,687              170,662
- --------------------------------------------------------------------------------------------------------------
                                                                                9,914,227            7,035,694

Capital assets (note 4)                                                         2,531,122              984,698
Deferred charges, net of amortization of $230,847 (1999 - $196,747)                     -               34,100
- --------------------------------------------------------------------------------------------------------------
                                                                             $ 12,445,349          $ 8,054,492
- --------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities                                $  1,087,536          $ 1,014,673
     Deferred revenue                                                             206,347                    -
     ---------------------------------------------------------------------------------------------------------
                                                                                1,293,883            1,014,673
Shareholders' equity:
     Share capital (note 7):
         Authorized:  100,000,000 voting common shares without par value
         Issued:  21,095,458 (1999 - 18,297,470) common shares                 35,148,040           12,526,949
     Deficit                                                                  (23,765,641)          (5,776,773)
     Cumulative translation account                                              (230,933)             289,643
- --------------------------------------------------------------------------------------------------------------
                                                                               11,151,466            7,039,819

Continuing operations (note 1(a))
Lease obligations (note 9)
Subsequent event (note 12)
- --------------------------------------------------------------------------------------------------------------
                                                                             $ 12,445,349          $ 8,054,492
- --------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


- ----------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
- ----------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                               $  1,513,557        $    355,001          $   170,911
     Cost of goods sold                                       170,393              28,703               48,536
- ----------------------------------------------------------------------------------------------------------------
                                                            1,343,164             326,298              122,375
Expenses:
     Research and development                               3,487,624           1,231,869              909,614
     Sales and marketing                                   11,311,082           1,495,204            1,158,598
     Administration                                         2,813,695           1,286,883              633,615
     Depreciation and amortization                            700,045             204,069              145,447
- ----------------------------------------------------------------------------------------------------------------
                                                           18,312,446           4,218,025            2,847,274
- ----------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations                  16,969,282           3,891,727            2,724,899

Other income (expenses):
     Interest expense                                               -                   -               (23,917)
     Interest income                                          713,365             118,204               73,427
- ----------------------------------------------------------------------------------------------------------------
                                                              713,365             118,204               49,510
- ----------------------------------------------------------------------------------------------------------------
Loss from continuing operations                            16,255,917           3,773,523            2,675,389

Discontinued operations (note 2):
     Loss (earnings) from operations                          473,088            (485,272)          (1,469,123)
     Loss on disposal                                       1,259,863                   -                    -
- ----------------------------------------------------------------------------------------------------------------
                                                            1,732,951            (485,272)          (1,469,123)
- ----------------------------------------------------------------------------------------------------------------
Net Loss for the year                                      17,988,868           3,288,251            1,206,266

Deficit, beginning of year                                  5,776,773           2,488,522            1,282,256

- ----------------------------------------------------------------------------------------------------------------
Deficit, end of year                                     $ 23,765,641        $  5,776,773          $ 2,488,522
- ----------------------------------------------------------------------------------------------------------------

Loss (earnings) per share:
     Continuing operations                                       0.81                0.24                 0.21
     Discontinued operations                                     0.09               (0.03)               (0.11)
- ----------------------------------------------------------------------------------------------------------------
Net Loss per share                                       $       0.90        $       0.21          $      0.09
- ----------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding              20,020,938          15,963,036           12,912,578
- -------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998



- ---------------------------------------------------------------------------------------------------------------
                                                                2000                 1999                1998
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Income (loss) from continuing operations           $ (16,255,917)      $  (3,773,523)        $ (2,675,389)
     Items not involving cash:
         Depreciation                                         688,678             160,390               89,900
         Amortization of deferred charges                      11,367              43,679               55,547
     Changes in non-cash operating working capital:
         Accounts receivable                                  984,119           1,581,881           (2,873,594)
         Inventory                                             33,629             782,688           (1,132,654)
         Prepaid expenses and deposits                       (372,770)             56,284             (202,253)
         Accounts payable and accrued liabilities             199,647          (1,464,010)           1,927,021
         Deferred revenue                                     203,095                   -                    -
- ---------------------------------------------------------------------------------------------------------------
                                                          (14,508,152)         (2,612,611)          (4,811,422)
- ---------------------------------------------------------------------------------------------------------------

     Income (loss) from discontinued operations            (1,732,951)            485,272            1,469,123
     Items not involving cash:
         Depreciation                                         119,160             162,904              119,126
         Amortization of deferred charges                      22,733              36,344               10,104
         Gain on sale of Imaging Division (note 2)            (41,492)                  -                    -
- ---------------------------------------------------------------------------------------------------------------
                                                           (1,632,550)            684,520            1,598,353
- ---------------------------------------------------------------------------------------------------------------
                                                          (16,140,702)         (1,928,091)          (3,213,069)

Cash flows from investing activities:
     Short term investments                                (6,667,429)                  -                    -
     Proceeds on sale of Imaging Division (note 2)          1,322,774                   -                    -
     Purchase of capital assets, net of investment
       tax credits                                         (2,861,833)           (635,454)            (387,837)
- ---------------------------------------------------------------------------------------------------------------
                                                           (8,206,488)           (635,454)            (387,837)

Cash flows from financing activities:
     Issuance of shares for cash, net of issue costs        3,594,647           1,475,923              405,235
     Issuance of special warrants for cash,
       net of issue costs                                  19,027,038           4,284,797            3,946,115
- ---------------------------------------------------------------------------------------------------------------
                                                           22,621,685           5,760,720            4,351,350

Foreign exchange gain (loss) on cash and cash equivalents
   held in a foreign currency                                (265,493)            114,596                    -
- ---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (1,990,998)          3,311,771              750,444

Cash and cash equivalents, beginning of year                4,359,090           1,047,319              296,875

- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $   2,368,092       $   4,359,090         $  1,047,319
- ---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows, Continued
(expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998



- ---------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
- ---------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest paid                                       $          -         $         -           $    23,917
     Interest received                                        491,567             118,204                73,427
     Non-cash transactions:
         Cancellation of shares pursuant to
           termination of employment contracts                   (594)            (32,478)               (9,490)
         Conversion of special warrants into
           common shares                                   19,027,038           4,284,797             3,946,115
- ---------------------------------------------------------------------------------------------------------------








See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


The Company was formed on February 21, 1997, following the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. and is incorporated under the laws of the Province of British Columbia. The principal business activities of the Company are software development and sales.

1.   Significant accounting policies:

     (a)  Continuing operations:

          These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses during the years ended December 31, 2000, 1999 and 1998. To date, the Company has financed its continuing operations through the issuance of common shares and from cash flows from its former Imaging Division (note 2). Continued operations of the Company will depend upon the successful completion of external financing arrangements and, ultimately, the attainment of profitable operations.

          It is the Company's intention to raise additional financing in the year 2001 (note 12), which, together with its existing working capital and the exercise of options and warrants is expected to be sufficient to meet the Company's projected working capital and cash requirements beyond December 31, 2001. However, the Company cannot guarantee that external financing will be available when needed, or that options and warrants will be exercised. In addition, unanticipated costs and expenses or lower than anticipated revenues could require additional financing. To the extent financing is not available, the Company may not be able to or be delayed in being able to commercialize its products and services. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

     (b)  Basis of presentation:

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and include the accounts of the Company and its wholly owned subsidiary company, Infowave USA Inc., which was incorporated on July 1, 2000. All material intercompany transactions and balances have been eliminated on consolidation. Material differences between the accounting principles used in these financial statements and accounting principles generally accepted in the United States are disclosed in note 13.

     (c)  Cash and cash equivalents:

          Cash and cash equivalents include short term investments, which are highly liquid interest bearing marketable securities with maturities of ninety days or less when acquired.

     (d)  Short term investments:

          Short term investments, which consist of investment grade interest bearing securities, are stated at the lower of cost and fair market value. Short term investments includes accrued interest on interest bearing securities classified as short term investments.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


1.   Significant accounting policies (continued):

     (e)  Inventory:

          Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method.

     (f)  Deferred charges:

          Shares issued to employees and service providers are measured and recorded at the estimated fair value of the shares, taking into account escrow restrictions, at the time of issue. The related stock compensation expense is deferred on the balance sheet and charged to income on a pro-rata basis as the related stock is released from escrow.

     (g)  Capital assets:

          Capital assets are recorded at cost. Depreciation is provided using the following methods and annual rates:

          -----------------------------------------------------------------------------------------------
          Asset                                                           Basis                 Rate
          -----------------------------------------------------------------------------------------------
          Computer equipment and system software                       Straight-line         three years
          Computer software                                            Straight-line           two years
          Leasehold improvements                                       Straight-line    shorter of lease
                                                                                             term or 20%
          Office equipment                                             Declining balance             20%
          Software licences and purchased source code                  Declining balance             30%
          -----------------------------------------------------------------------------------------------

     (h)  Impairment of long lived assets and assets to be disposed:

          Long lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  Income taxes:

          Effective January 1, 2000 the Canadian Institute of Chartered Accountants changed the accounting standards relating to the accounting for income taxes. Under the new standard future income tax assets and liabilities are determined based on temporary differences between the accounting and tax basis of the assets and liabilities, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future tax asset if it is more likely than not that the asset will not be realized.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 3
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


1.   Significant accounting policies (continued):

     (i)  Income taxes (continued):

          Prior to the adoption of this new accounting standard, the Company accounted for income taxes using the deferral method whereby deferred income tax expense was determined based on timing differences between the accounting and tax treatment of items of expense or income, and was measured using tax rates in effect in the year the differences originated. Certain deferred tax assets, such as the benefit of tax losses carried forward were not recognized unless there was virtual certainty that they would be realized.

          The Company has adopted the new income tax accounting standard retroactively. However, the Company has determined that there is no effect on prior years' results. The Company's future tax assets consist primarily of loss carryforwards and scientific research and development tax credits which are offset by a valuation allowance.

     (j)  Translation of foreign currency:

          These consolidated financial statements are presented in United States dollars although the Company uses the Canadian dollar as its functional currency. The Canadian dollar functional currency financial statements are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at rates in effect at the time of the transaction. Any gains or losses from this translation are included in a separate cumulative translation adjustment account in shareholders' equity on the balance sheet.

          The financial statements of the Company's integrated foreign subsidiary, Infowave USA Inc., have been translated into the Canadian dollar functional currency using the temporal method. Under this method, the financial statements are translated as follows: monetary assets and liabilities at the rate in effect on the balance sheet date; non-monetary assets and liabilities at the rate in effect on the transaction date; and revenues and expenses at the average rate for the period. Gains and losses on translation are included in results from operations.

     (k)  Revenue recognition:

          Revenue from the license of software products is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) the product has been shipped; (c) the fee is fixed and determinable; and (d) the collection of the fee is probable. An allowance for future returns is recorded at the time revenue is recognized based on estimated future returns including returns of older product versions.

          Revenue on software development contracts is recognized on a percentage of completion basis. All development contracts are less than one year in length. Payment in advance for software support and maintenance is deferred and amortized over the term of the contract. The Company believes that its accounting policies comply with SOP 97-2 issued by the American Institute of Certified Public Accountants and SAB 101 issued by the United States Securities and Exchange Commission.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 4
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


1.   Significant accounting policies (continued):

     (l)  Cost of goods sold:

          Cost of goods sold includes the cost of royalties, hardware, packaging and distribution costs associated with software license revenue.

     (m)  Research and development costs:

          Research costs are expensed as incurred. Development costs are expensed as incurred unless certain specific criteria for deferral have been met. No development costs have been deferred in the periods ended December 31, 2000, 1999 and 1998 as the criteria for deferral were not met. During the year ended December 31, 2000, the Company received government assistance totaling $nil (1999 - $87,102; 1998 - $102,914) related to research and development expenditures which has been recorded as a reduction of research and development expenditures.

     (n)  Stock-based compensation plans:

          The Company has a stock-based compensation plan, which is described in note 7(c). No compensation expense is recognized for this plan when stock options are issued to employees as the exercise price of the options is equal to the price of the underlying common shares on the date of grant. Any consideration paid by employees on exercise of stock options is credited to share capital.

     (o)  Advertising costs:

          Expenditures related to advertising are expensed in the period the first associated advertising takes place.

     (p)  Use of estimates:

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

     (q)  Loss per share:

          Basic loss per share has been calculated using the weighted average number of common shares outstanding including shares held in escrow. Fully diluted loss per share amounts have not been presented as the effect of outstanding options and warrants is anti-dilutive.

     (r)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 5
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


2.   Discontinued operations:

     Effective August 31, 2000 the Company completed the sale of the net assets and business operations of its Imaging Division for net cash consideration of $1,322,774. The measurement date used to determine the loss on disposition was March 31, 2000.

     The loss on disposal of the Imaging Division consisted of:
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     Loss from operations subsequent to March 31, 2000            $  1,096,120
     Employee severance costs                                           91,277
     Professional fees                                                 113,958
     Gain on sale of net assets                                        (41,492)
     --------------------------------------------------------------------------
                                                                  $  1,259,863
     --------------------------------------------------------------------------


     The net assets of the Imaging  Division  on August 31, 2000 were  comprised of:
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Accounts receivable                                         $    392,957
     Inventory                                                        448,906
     Prepaid expenses                                                  68,777
     Capital assets                                                   451,534
     Accounts payable and accrued liabilities                         (80,892)
     ---------------------------------------------------------------------------
                                                                 $  1,281,282
     ---------------------------------------------------------------------------

3.   Inventory:

     Inventory consists of:
     --------------------------------------------------------------------------
                                                         2000             1999
     --------------------------------------------------------------------------
     Raw materials                                 $        -       $  503,646
     Finished goods                                    93,499          126,907
     --------------------------------------------------------------------------
                                                       93,499          630,553
     Less allowance for obsolete stock                      -          (41,572)
     --------------------------------------------------------------------------
                                                   $   93,499       $  588,981
     --------------------------------------------------------------------------

4.   Capital assets:

     ----------------------------------------------------------------------------------------------------
                                                                           Accumulated          Net book
     2000                                                     Cost        depreciation             value
     ----------------------------------------------------------------------------------------------------
     Computer equipment and system software           $  1,719,096         $   536,810       $ 1,182,286
     Computer software                                     513,102             214,736           298,366
     Leasehold improvements                                481,866              36,701           445,165
     Office equipment                                      597,013              67,481           529,532
     Software licenses and purchased source code           204,927             129,154            75,773
     ----------------------------------------------------------------------------------------------------
                                                      $  3,516,004         $   984,882       $ 2,531,122
     ----------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 6
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


4.   Capital assets (continued):

     ---------------------------------------------------------------------------------------------------
                                                                           Accumulated         Net book
     1999                                                     Cost        depreciation            value
     ---------------------------------------------------------------------------------------------------
     Computer equipment and system software           $  1,308,989         $   687,697        $ 621,292
     Computer software                                     212,739             183,180           29,559
     Leasehold improvements                                196,522             137,727           58,795
     Office equipment                                      261,794             124,780          137,014
     Software licenses and purchased source code           365,069             227,031          138,038
     ---------------------------------------------------------------------------------------------------
                                                      $  2,345,113         $ 1,360,415        $ 984,698
     ---------------------------------------------------------------------------------------------------

5.   Operating loan:

     The Company has an operating loan facility with a credit limit of Cdn.$2,000,000. The facility is repayable on demand, bears interest at the prime rate plus 1.0% and is secured by a general hypothecation of short term investments. As at December 31, 2000 and 1999 no amounts were outstanding.

6.   Related party transactions:

     Pursuant to a consulting agreement dated July 4, 1997 and an independent contractor agreement dated January 1, 1997, the Company paid $10,772 (1999
     - $54,000; 1998 - $120,000) in management fees to companies controlled by Directors of the Company. The Company also paid management fees of $nil (1999 - $85,833; 1998 - $109,739) to a corporate shareholder pursuant to an independent contractor agreement dated October 26, 1998. In addition, the Company paid $142,000 (1999 - $90,000; 1998 - $71,800) for legal services to a firm controlled by a Director of the Company.

7.   Share capital:

     The share capital of the Company is as follows:

     (a)  Authorized:

          100,000,000   voting   common   shares   without  par  value  (1999  -
          100,000,000).

     (b)  Issued:

          ------------------------------------------------------------------------------------------------
                                                                          Number of shares          Amount
          ------------------------------------------------------------------------------------------------
          Balance, December 31, 1997                                            11,653,000    $  2,456,847
          Share issuance pursuant to exercise of agent's warrants                  625,000         405,235
          Share cancellation pursuant to termination of employment
            contracts                                                              (41,500)         (9,490)
          Share issuance pursuant to issue and conversion of
            special warrants, net of issue costs of $710,459                     3,000,000       3,946,115
          ------------------------------------------------------------------------------------------------
          Balance, December 31, 1998, carried forward                           15,236,500       6,798,707
          ------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 7
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


7.   Share capital (continued):

     (b)  Issued (continued):

          ------------------------------------------------------------------------------------------------------
                                                                          Number of shares               Amount
          ------------------------------------------------------------------------------------------------------
          Balance, December 31, 1998, brought forward                           15,236,500            6,798,707
          ------------------------------------------------------------------------------------------------------

          Share issuance pursuant to exercise of share options                     604,535              560,576
          Share issuance pursuant to exercise of purchase warrants                 300,577              763,011
          Share issuance pursuant to exercise of agent's warrants                   69,051              152,336
          Share cancellation pursuant to termination of employment
            contracts                                                             (137,840)             (32,478)
          Share issuance pursuant to issue and conversion of
            special warrants, net of issue costs of $623,070                     2,224,647            4,284,797
          ------------------------------------------------------------------------------------------------------
          Balance, December 31, 1999                                            18,297,470           12,526,949

          Share issuance pursuant to exercise of share options                     921,327            1,240,527
          Share issuance pursuant to exercise of purchase warrants                 811,747            2,037,586
          Share issuance pursuant to exercise of agent's warrants                  143,414              316,534
          Share cancellation pursuant to termination of employment
            contracts                                                               (2,500)                (594)
          Share issuance pursuant to issue and conversion of
            special warrants, net of issue costs of $1,266,383                     924,000           19,027,038
          -------------------------------------------------------------------------------------------------------
          Balance, December 31, 2000                                            21,095,458         $ 35,148,040
          -------------------------------------------------------------------------------------------------------

     (c)  Share purchase options:

          The Company has reserved common shares, to a maximum of 20% of the total number outstanding from time-to-time, pursuant to an Employee Stock Option Plan. The purpose of the Plan is to assist eligible employees to participate in the growth and development of the Company. Options to purchase common shares of the Company under the Plan may be granted by the Board of Directors to certain full-time employees of the Company. These options vest over periods from three to four years and expire five years from the date of grant. All stock options granted by the Company are exercisable in Canadian dollars.

          A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

          ----------------------------------------------------------------------------------------------------------------------
                                                   2000                            1999                           1998
                                          ------------------------       ------------------------      ------------------------
                                                          Weighted                       Weighted                       Weighted
                                                           average                        average                        average
                                           Shares    exercise price        Shares  exercise price        Shares   exercise price
          ---------------------------------------------------------------------------------------------------------------------
                                                        U.S.$/Cdn.$                   U.S.$/Cdn.$                     U.S.$/Cdn.$
          Outstanding,
            beginning of year           3,091,075      $ 3.52/5.08      2,087,921     $ 0.82/1.26     1,589,751      $ 0.65/1.00
          Granted                       2,802,488        9.32/13.97     1,829,584       5.37/7.75       912,458        1.41/2.16
          Exercised                      (921,327)       0.91/1.98       (604,535)      0.94/1.36             -              -/-
          Cancelled                      (702,353)       8.69/13.02      (221,895)      0.93/1.34      (414,288)       0.82/1.25
          ---------------------------------------------------------------------------------------------------------------------
          Outstanding, end of year      4,269,883      $ 7.02/10.52     3,091,075     $ 3.52/5.08     2,087,921      $ 0.82/1.26
          ---------------------------------------------------------------------------------------------------------------------
          Options exercisable,
           end of year                  1,075,626      $ 3.33/4.99        841,462     $ 0.87/1.25       797,958      $ 0.75/1.15
          ---------------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 8
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


7.   Share capital (continued):

     (c)  Share purchase options (continued):

          The  following  table  summarizes   information  about  stock  options
          outstanding at December 31, 2000:


          -------------------------------------------------------------------------------------------------------------------
                                    Options outstanding                               Options exercisable
                          -------------------------------------------------   --------------------------------
                                  Number          Weighted         Weighted            Number
                            outstanding,           average          average      exercisable,         Weighted
          Range of           December 31,         remaining         exercise      December 31,          average
          exercise prices            2000  contractual life            price              2000   exercise price
          -----------------------------------------------------------------------------------------------------
          U.S.$(Cdn.$)                                           U.S.$/Cdn.$                       U.S.$/Cdn.$
          $0.67 to $1.33
           ($1.00 to $1.99)      597,068         1.84 years     $ 0.74/1.11           540,883      $ 0.72/1.08
          $1.34 to $1.99
           ($2.00 to $2.99)       67,468         2.38             1.74/2.60            55,518        1.74/2.61
          $2.00 to $3.31
           ($3.00 to $4.99)      307,615         3.71             2.43/3.64           121,793        2.43/3.64
          $3.32 to $4.67
           ($5.00 to $6.99)      838,223         4.41             4.00/6.00            39,000        3.47/5.20
          $4.68 to $6.00
           ($7.00 to $8.99)      171,500         4.45             5.71/8.55             5,674        5.40/8.08
          $6.01 to $7.34
           ($9.00 to $10.99)     456,673         4.24            6.89/10.32            44,682       6.91/10.35
          $7.35 to $10.00
           ($11.00 to $14.99)  1,158,936         4.24            8.46/12.67           258,907       8.60/12.87
          $10.01 to $13.35
           ($15.00 to $19.99)    268,200         4.39           11.30/16.92             9,169      10.82/16.20
          $13.36 to $26.70
           ($20.00 to $39.99)    356,200         3.76           18.60/27.86                 -              -/-
          $26.71 to $43.06
           ($40.00 to $64.50)     48,000         4.16           34.66/51.92                 -              -/-
          -----------------------------------------------------------------------------------------------------
          $0.67 to $43.06
           ($1.00 to $64.50)   4,269,883         3.84          $ 7.02/10.52         1,075,626      $ 3.33/4.99
          -----------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 9
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------

7.   Share capital (continued):

     (d)  Share purchase warrants:

          On April 13, 2000 the Company issued 924,000 special warrants at a price of $21.96 (Cdn.$32.50) per special warrant for net cash proceeds of $19,027,038. Each special warrant is exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $21.96 (Cdn.$32.50) per share for a two year period ending April 13, 2002. As at December 31, 2000, all of the special warrants and none of the special compensation warrants had been exercised.

          In June and July 1999, the Company issued a total of 2,224,647 special warrants at a price of $2.21 (Cdn. $3.25) per special warrant which were exercisable into 2,224,647 common shares and 1,112,324 common share purchase warrants. Each purchase warrant entitled the holder thereof to purchase one common share at a price of $2.56 (Cdn. $3.75) per common share until the expiration date of the purchase warrants on June 30, 2000. The Company also issued an additional 212,465 non-transferable purchase warrants to the agents as partial compensation for services rendered in connection with the Company's offering of the special warrants. Each agents' warrant was exercisable into one common share at $2.21 (Cdn. $3.25) per share and expired on June 30, 2000. As at December 31, 2000, all of the special warrants, purchase warrants and agents' warrants had been exercised.

     (e)  Escrow shares:

          Pursuant to certain employment contracts and an Employee Performance Incentive Plan, the Company issued shares to certain employees which were held in escrow. As at December 31, 2000, no shares (1999 - nil; 1998 - 223,333) issued pursuant to employment contracts remained in escrow and no shares (1999 - 140,625; 1998 - 394,750) shares issued pursuant to the Employee Performance Incentive Plan remained in escrow. The escrow shares were being released at rates ranging from 8.25% to 25% every quarter with the balance being released on October 14, 2000.

          The amounts related to the employment contracts and the Employee Performance Incentive Plan were included in deferred charges (note 1(f)) on the balance sheet. For the fiscal year ended December 31, 2000, $34,100 (1999 - $80,023; 1998 - $65,651) of the deferred charges were amortized to income.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 10
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


8.   Income taxes:

     Infowave Software, Inc. has non-capital losses carried forward in Canada of approximately $13,431,080 which are available to reduce future years' income for income tax purposes and capital losses of $113,127 which are available indefinitely to offset future capital gains for income tax purposes.

     Non-capital loss carry forwards expire in:
     ---------------------------------------------------------------------------
     2003                                                     $     823,015
     2004                                                         1,784,331
     2005                                                         1,016,970
     2006                                                         1,228,170
     2007                                                         8,578,594
     ---------------------------------------------------------------------------
                                                             $   13,431,080
     ---------------------------------------------------------------------------

     The Company's wholly owned subsidiary, Infowave USA Inc. has non-capital losses carried forward of $7,372,292 which are available to reduce future years' taxable income for income tax purposes to 2020. The Company also has available unclaimed Scientific Research and Experimental Development Expenditures of approximately $2,957,000 which may be carried forward indefinitely and used to reduce future taxable income.

     The tax effect of the significant temporary differences which comprise tax assets and liabilities, at December 31, 2000 and 1999 are as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     ----------------------------------------------------------------------------------------------------------
     Future income tax assets:
         Amalgamation and reorganization costs                                $    49,941          $    14,368
         Deferred revenues                                                         61,444                    -
         Capital assets, principally due to differences
           in depreciation                                                        228,493                    -
         Loss carry forwards                                                    8,164,128            2,133,649
         Scientific research and development expenditure carry forwards         1,196,959              806,058
         Share Issue Costs                                                        679,438                    -
     ----------------------------------------------------------------------------------------------------------
     Total gross future income tax assets                                      10,380,403            2,954,075
     Less valuation allowance                                                 (10,380,403)          (2,850,033)
     ----------------------------------------------------------------------------------------------------------
     Net future income tax asset                                                        -              104,042

     Future income tax liability:
         Capital assets, principally due to differences in
           depreciation                                                                 -             (104,042)
     ----------------------------------------------------------------------------------------------------------
     Net future income tax asset                                              $         -           $        -
     ----------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 11
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


8.   Income taxes (continued):

     In assessing the ability to realize future income tax assets, management considers whether it is more likely than not that some or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent on the generation of taxable income during periods in which the temporary differences reverse. Due to the fact that as at December 31, 2000 sufficient evidence does not exist to support a conclusion that it is more likely than not that the future income tax assets will be realized, a valuation allowance has been recorded against all of the future tax assets.

9.   Commitments:

     (a)  Lease obligations:

          The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes. The annual payment commitments are as follows:


          ----------------------------------------------------------------------
          2001                                                          637,065
          2002                                                          731,274
          2003                                                          681,015
          2004                                                          682,854
          2005                                                          596,507
          After 2005                                                    510,074
          ----------------------------------------------------------------------
                                                                 $    3,838,789
          ----------------------------------------------------------------------

          During the year ended December 31, 2000, the Company made operating lease payments totaling approximately $302,000 (1999 - $160,000; 1998
          - $117,900).

     (b)  Letters of credit:

          The Company has secured certain lease commitments through outstanding letters of credit totaling $625,000.

10.  Financial instruments and risk management:

     (a)  Fair values:

          The carrying amounts of cash and cash equivalents, short term investments, accounts receivable and accounts payable and accrued liabilities approximate fair values due to their ability for prompt liquidation and short term to maturity.

     (b)  Credit risk:

          The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectibility of accounts receivable. At December 31, 2000, no individual customer represented greater than ten percent of outstanding accounts receivable.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 12
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


10.  Financial instruments and risk management (continued):

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

11.  Segmented information:

     (a)  Industry segments:

          Until the disposition of the Imaging Division on August 31, 2000 (note
          2), the Company had two reportable segments based on its two distinct product lines, being the Company's wireless and imaging products. Subsequent to August 31, 2000, the Company operates only in one reportable segment being its wireless products. Segmented information has not been presented as the results from the Imaging Division are disclosed as discontinued operations on the statement of operations and results from continuing operations consist of only the results of the Wireless Division.

     (b)  Geographic information:

          96% of  sales  in 2000  (1999  - 97%;  1998 - 99%)  were to  customers located in the United States, with the remaining sales being to customers located in Canada. 20% of capital assets at December 31, 2000 were located in the United States (1998 - nil%), and the remaining capital assets were located in Canada.

     (c)  Major customers:

          For the year ended December 31, 2000, revenue from one customer represented approximately 57% of Wireless Division revenues.


12.  Subsequent event:

     On February 13, 2001 the Company filed a short form prospectus with the securities commissions in the provinces of British Columbia, Alberta and Ontario for a public offering of 2,272,728 units (the "Units") at a price of $3.62 (CDN$5.50) per Unit for gross proceeds of $8,217,500 (CDN$12,500,000). Each Unit is comprised of one common share (the "Common Share") and one-half of one common share purchase warrant (the " Warrant") of Infowave. Each whole Warrant will entitle the holder to purchase one
     Common Share for a period of 18 months from closing at a price that represents a 30% premium to the Unit offering price.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 13
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13.  Reconciliation to United States generally accepted accounting principles:

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States:

     (a)  Net loss and loss per share:


          -------------------------------------------------------------------------------------------------------------
                                                                        2000                1999                 1998
          -------------------------------------------------------------------------------------------------------------
          Loss from continuing operations in accordance
            with Canadian GAAP                                  $  16,255,917        $  3,773,523         $  2,675,389
          Adjustment for foreign currency translation
            differences on net loss calculated in
            accordance with Canadian GAAP (e)                               -                   -               39,561
          Adjustment for stock based compensation
            relating to stock options issued to
            non-employees (d)(i)                                      195,690              21,782              165,166
          Adjustment for stock based compensation
            relating to escrow shares (d)(ii)                          13,922              34,293               29,059
          -------------------------------------------------------------------------------------------------------------
          Loss from continuing operations in accordance
            with United States GAAP                                16,465,529           3,829,598            2,909,175
          Discontinued operations:
            Loss (earnings) from operations                           473,088            (485,272)          (1,469,123)
            Loss (gain) on disposal                                 1,259,863                   -                    -
          -------------------------------------------------------------------------------------------------------------
                                                                    1,732,951            (485,272)          (1,469,123)
          -------------------------------------------------------------------------------------------------------------
          Net loss in accordance with
            United States GAAP                                  $  18,198,480        $  3,344,326         $ 1,440,052
          -------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 14
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (a)  Net loss and loss per share (continued):

          --------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
          --------------------------------------------------------------------------------------------------------
          Weighted average number of shares
            outstanding in accordance with Canadian
            GAAP                                            20,020,938           15,963,036            12,912,578
          Adjustment for special warrants (f)(ii)              174,674                    -                     -
          Adjustment for weighted average number of
            contingently issued shares
            pursuant to employee incentive plan (f)(i)         (53,448)            (249,188)             (444,877)
          Adjustment for weighted average number of
            contingently issued shares
            pursuant to employment agreement (f)(i)                  -                    -              (335,000)
          --------------------------------------------------------------------------------------------------------
          Weighted average number of shares
            outstanding in accordance with US GAAP          20,142,164           15,713,848            12,132,701
          --------------------------------------------------------------------------------------------------------
          Loss (earnings) per share:
            Continuing operations                                 0.82                 0.24                  0.24
            Discontinued operations                               0.09                (0.03)                (0.12)
          --------------------------------------------------------------------------------------------------------
          Net loss per share                            $         0.90         $       0.21           $      0.12
          --------------------------------------------------------------------------------------------------------


     Comprehensive loss for the years ended December 31, 2000, 1999 and 1998 is as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
     ----------------------------------------------------------------------------------------------------------
     Net loss in accordance with U.S. GAAP                $ 18,198,480        $  3,344,326          $ 1,440,052
     Other comprehensive loss (income):
       Foreign currency translation adjustment                 523,079            (272,067)             318,563
     ----------------------------------------------------------------------------------------------------------
     Comprehensive loss                                   $ 18,721,559        $  3,072,259          $ 1,758,615
     ----------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 15
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (b)  Balance sheet:

         ------------------------------------------------------------------------------------------------------
                                                                                    2000                  1999
         ------------------------------------------------------------------------------------------------------
         Total Assets
         Total assets in accordance with Canadian GAAP                      $ 12,445,349          $  8,054,492
         Adjustments to total assets:
           Deferred charges ((e)(ii))                                                 -                (34,100)
         ------------------------------------------------------------------------------------------------------
         Total assets in accordance with United States GAAP                 $ 12,445,349          $  8,020,392
         ------------------------------------------------------------------------------------------------------
         Shareholders' Equity
         Share capital in accordance with Canadian GAAP                     $ 35,148,040          $ 12,526,949
         Adjustments to share capital:
           Foreign exchange effect on conversion of 1998 and
              prior share capital transactions(e)                                543,269               543,269
           Additional paid in capital from stock based compensation
              relating to stock options issued to non-employees ((d)(i))         605,967               206,303
           Additional paid in capital from stock based compensation
              relating to escrow shares ((d)(ii))                                107,077               107,348
           Deferred compensation related to stock options
              issued to non-employees ((d)(i))                                  (211,454)               (7,480)
           Deferred compensation related to shares held in
              trust pursuant to Employee Incentive Plan ((d)(ii))                     -                (50,796)
         ------------------------------------------------------------------------------------------------------
         Share capital in accordance with United States GAAP                  36,192,899            13,325,593
         ------------------------------------------------------------------------------------------------------
         Deficit in accordance with Canadian GAAP                            (23,765,641)           (5,776,773)
         Adjustments to deficit:
           Foreign exchange effect on conversion of 1998 and
              prior income statements (e)                                       (189,240)             (189,240)
           Cumulative effect of stock based compensation relating to
              stock options issued to non-employees ((d)(i))                    (392,925)             (197,235)
           Cumulative effect of stock based compensation
              Relating to escrow shares ((d)(ii))                               (101,474)              (87,552)
         ------------------------------------------------------------------------------------------------------
         Deficit in accordance with United States GAAP                       (24,449,280)           (6,250,800)
         ------------------------------------------------------------------------------------------------------
         Cumulative translation account in accordance with Canadian GAAP        (230,933)              289,643
         Adjustments to cumulative translation account:
           Foreign exchange effect on conversion of 1998 and prior
              income statements (e)                                             (341,140)             (341,140)
           Cumulative foreign exchange effect of
              US GAAP adjustments                                                (20,080)              (17,577)
         ------------------------------------------------------------------------------------------------------
                                                                                (592,153)              (69,074)
         ------------------------------------------------------------------------------------------------------
         Shareholders' equity in accordance with United States GAAP         $ 11,151,466          $  7,005,719
         ------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 16
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------

13. Reconciliation to United States generally accepted accounting principles (continued):

     (c)  Cash flow statement:

        -------------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
        -------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Cash used by operating activities
                in accordance with Canadian GAAP       $  (16,140,702)     $   (1,928,091)      $   (3,213,069)
              Adjustment for foreign currency
                translation (e)                                    -                   -              (105,376)
        -------------------------------------------------------------------------------------------------------------------
              Cash flows used by operating activities
                in accordance with U.S. GAAP              (16,140,702)         (1,928,091)          (3,318,445)

         Cash flows from investing activities:
              Cash used by investing activities in
                accordance with Canadian GAAP              (8,206,488)           (635,454)            (387,837)
              Adjustment for foreign currency
                translation (e)                                    -                   -               (12,719)
        -------------------------------------------------------------------------------------------------------------------
              Cash flows used by investing activities
                in accordance with U.S. GAAP               (8,206,488)           (635,454)            (400,556)

         Cash flows from financing activities:
              Cash used by investing activities in
                accordance with Canadian GAAP              22,621,685           5,760,720            4,351,350
              Adjustment for foreign currency
                translation (e)                                    -                   -               280,469
        -------------------------------------------------------------------------------------------------------------------
              Cash flows used by investing activities
                in accordance with U.S. GAAP               22,621,685           5,760,720            4,631,819

         Effect of exchange gains on cash and cash
           equivalents held in a foreign currency
           in accordance with U.S. GAAP                      (265,493)            114,596             (183,439)
        -------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash and cash
           equivalents in accordance with U.S.
           GAAP                                            (1,990,998)          3,311,771              729,379

         Cash and cash equivalents, beginning of year       4,359,090           1,047,319              317,940
        -------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents, end of year        $    2,368,092      $    4,359,090       $    1,047,319
        -------------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 17
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (d)  Stock-based compensation:

          (i)  Stock options:

               The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for stock options granted to employees and has elected to continue measuring compensation costs using the intrinsic value based method of accounting under APB Opinion 25.

               Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect, with respect to employee stock options, on its results of operations.

               Had compensation cost for employee stock options been determined based on fair value at the grant dates of the stock options and charged to earnings over the vesting period of the options consistent with the measurement provision of FAS 123, net loss under United States GAAP would have been charged an additional $5,682,014 for the year ended December 31, 2000 (1999 - $382,689;
               1998 - $270,685) . Net loss would have been  $23,880,494  (1999 -
               $3,727,015;  1998  -  $1,710,737)  and  net  loss  per  share  in accordance with U.S. GAAP would have been $1.19 (1999 - $0.24; 1998 - $0.14). The fair value of these options has been determined using the Black-Scholes option pricing formula with the following factors: expected dividend yield - 0%; expected stock price volatility - 149% (1999 - 175%; 1998 - 117%); risk fee interest rate - 5.64% (1999 - 5.01%;  1998 - 5.1%);  expected life of options - 5 years.

               For  United  States  GAAP  purposes,   stock  options  issued  to
               non-employees for services rendered would be considered compensation expense and charged to earnings over the expected service provision period which normally is the period during which the options vest. The amount of compensation costs is calculated based on the fair value of the options at the performance completion date using the Black-Sholes option pricing formula as described above. Using this method of measuring compensation costs results in additional compensation expense of $195,690 for the year ended December 31, 2000 (1999 - $21,782;
               1998 - $165,166) and deferred compensation of $211,454 as at December 31, 2000 (1999 - $7,480).

          (ii) Shares held in escrow:

               Certain shares held in escrow pursuant to the employee incentive program and employment contracts were recorded as compensation expense under Canadian GAAP at a deemed value of $0.23 (Cdn. $0.35) per share based on their fair market value at the time of issue discounted for escrow restrictions. The total compensation cost was recorded as deferred charges on the balance sheet and was amortized to income as the shares were released from escrow. For United States GAAP purposes, deferred stock based compensation would be shown as a deduction in the shareholders' equity section of the balance sheet. Accordingly, deferred charges of $nil and

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 18
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (d)  Stock-based compensation (continued):

          (ii) Shares held in escrow (continued):

               $34,100 as at December 31, 2000 and 1999, respectively, would be included as deferred compensation in the shareholders' equity section of the balance sheet.

               For United States GAAP purposes, any restrictions on the employee's right to receive these shares would not be taken into account for purposes of calculating compensation costs and would result in additional compensation costs. As a result, additional compensation expense of $13,922 is recorded for the year ended December 31, 2000 (1999 - $34,293; 1998 - $29,059) and the
               resulting balance of deferred  compensation expense of $nil (1999
               - $50,796) would be reflected as a deduction in shareholders' equity which is being amortized over the period the shares are released from escrow.

          (iii) Weighted average fair value:

               Financial statements prepared in accordance with U.S. GAAP require the disclosure of weighted average grant date fair value of stock options granted in the year by the Company. Weighted average grant date fair values for options granted during the years ended December 31, 2000, 1999 and 1998 are $9.37 (Cdn. $14.03), $5.49 (Cdn. $7.92), and $1.24 (Cdn. $1.90) respectively.

     (e)  Foreign currency translation:

          These financial statements are in U.S. dollars. Prior to 1999, these financial statements were reported in Canadian dollars. In accordance with Canadian GAAP, the comparative figures presented for 1998 have been translated at the rate in effect on December 31, 1998. For U.S. GAAP, the 1998 comparative figures should be restated retroactively as if the Company had always reported in U.S. dollars. As a result, net loss and cash flows from operating, investing and financing activities for the year ended December 31, 1998 would be adjusted to translate the Canadian dollar functional currency financial statements to U.S. dollars at the rates in effect on the transaction dates with offsetting adjustments to the cumulative translation account.

     (f)  Earnings (loss) per share:

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

          (i) For United States GAAP purposes, shares held in escrow pursuant to the employment contracts and employee incentive plan (note 6(c)) are considered contingently issuable (nil shares were held in escrow at December 31, 2000; 1999 - 140,625; 1998 - 618,083).
               Accordingly, these shares are excluded from the weighted average number of shares for purposes of loss per share calculations.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 19
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (f)  Earnings (loss) per share (continued):

          (i) Shares released from escrow during the year are included in the calculation of weighted average shares outstanding for purposes of the calculation of loss per share from the beginning of the month during which the shares were released resulting in adjustments for contingently issued shares pursuant to employee incentive plan of 53,448, 249,188, and 444,877 shares for the years ended December 31, 2000, 1999 and 1998, respectively, and adjustments for contingently issued shares pursuant to employment contracts of nil, nil and 335,000 shares for the years ended December 31, 2000, 1999 and 1998, respectively.

          (ii) During the year the Company issued Special Warrants, which were converted to common shares subsequent to their issue. For Canadian GAAP purposes, the common shares were included in the weighted average shares outstanding from the date the Special Warrants were converted into common shares. For United States GAAP purposes, these shares would be included from the date the Special Warrants were issued.

     (g)  Short term investments:

          United States GAAP requires that investments in securities be classified as either "trading", "held-to-maturity" or "available for sale". Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those which the Company has the ability and intention of holding to maturity. All other securities not included in trading or held-to-maturity are classified as available for sale.

          The Company's short term investments would be classified as available for sale securities and would be recorded at fair value with the unrealized holding gains and losses reported as a separate component of shareholders' equity. As explained in note 10(a), the carrying value of the short term investments approximates their fair value. Accordingly, there are no unrealized gains or losses.

     (h)  Future income taxes:

          Under both Canadian and United States GAAP, future income tax assets and liabilities are measured using the income tax rates and income tax laws that, at the balance sheet date, are expected to apply when the assets are realized or the liabilities are settled. In Canada, announcements of changes in income tax rates and tax laws by the government have the effect of being substantially enacted at the balance sheet date even though the enacted date is subsequent to the balance sheet date. When persuasive evidence exists that the government is able and committed to enacting proposed changes in the foreseeable future, the substantially enacted rate is used to measure the future tax assets and liabilities. Under US GAAP, only the income tax rates and income tax laws enacted at the balance sheet date are used to measure the future income tax assets and liabilities.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements, page 20
 (expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------


13. Reconciliation to United States generally accepted accounting principles (continued):

     (h)  Future income taxes (continued):

          Had the Company followed US GAAP, the future income tax assets, liabilities and valuation allowance would have been as follows:

          -------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
          -------------------------------------------------------------------------------------------------------------------
          Future income tax assets:
            Amalgamation and reorganization costs                           $       57,799         $     14,368
            Deferred Revenue                                                        62,822                    -
            Capital assets, principally due to differences
               in depreciation                                                     248,489                    -
            Loss carry forwards                                                  8,730,577            2,133,649
            Scientific research and development expenditure carryforwards        1,343,706              806,058
            Share Issue Costs                                                      734,256                    -

          -------------------------------------------------------------------------------------------------------------------
          Total gross future income tax assets                                 (11,177,649)           2,954,075
            Less valuation allowance                                           (11,177,649)          (2,850,033)

          -------------------------------------------------------------------------------------------------------------------
          Total future income tax asset                                                  -              104,042

          Future income tax liability:
            Capital assets, principally due to differences in
               depreciation                                                              -               (104,042)
          -------------------------------------------------------------------------------------------------------------------
          Net future income tax asset                                       $            -         $            -
          -------------------------------------------------------------------------------------------------------------------

     (i)  Recent accounting pronouncements:

          (1) Effective July 1, 2000, the Company was required to adopt the recommendations outlined in the Financial Accounting Standards Board ("FASB") Interpretation No. 44 - Accounting for certain transactions involving stock compensation ("FIN 44"). FIN 44 clarifies certain issues arising from the application of Accounting Principles Board Opinion No. 25 - Accounting for stock issued to employees. FIN 44 requires application prospectively to all new awards and modifications to outstanding awards. The Company has determined that application of FIN 44 will not significantly affect the financial statements as the Company already follows the recommendations in the interpretation.

          (2)  Effective January 1, 2001, the  recommendations  outlined in FASB
               Statement No. 133 - Accounting for derivative Instruments and hedging activities requires adoption by the Company. Since the Company does not have any outstanding derivative instruments and does not engage in hedging activities, adoption of this new standard will not affect the financial statements of the Company.

                 Schedule II: Valuation and Qualifying Accounts

                             INFOWAVE SOFTWARE INC.
                 STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2000
                                       USD

                                                                                                  Effect of
                                                                                                   Foreign
                                                                    Charged                       Exchange
                                                      Beginning     to costs                         on          End of
                                                       of Year        and                        Conversion       Year
                     Description                       Balance      Expenses      Deductions       to USD        Balance
  Allowance for Doubtful Accounts
        Year ended December 31, 2000                    12,164           -             976          (443)         10,745
        Year ended December 31, 1999                         -      11,819               -            345         12,164
        Year ended December 31, 1998                         -           -               -               -             -

  Sales Returns Allowance
        Year ended December 31, 2000                    41,575           -          33,276             -           8,299
        Year ended December 31, 1999                    39,204           -               -          2,372         41,576
        Year ended December 31, 1998                    16,335      22,869               -             -          39,204

  Reserve for Redundant Stock
        Year ended December 31, 2000                    41,572           -          41,572             -               -
        Year ended December 31, 1999                    49,044      11,570          21,709          2,667         41,572
        Year ended December 31, 1998                    81,673      49,044          81,673             -          49,044


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infowave Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 2, 2001

                                         INFOWAVE SOFTWARE, INC.


                                         By: /s/ Thomas Koll
                                             -----------------------------------
                                             Thomas Koll,
                                             Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Infowave Software, Inc. in the capacities and on the dates indicated.

Signature                             Title                        Date
- ---------                             -----                        ----


/s/ Thomas Koll                       Chief Executive Officer      April 2, 2001
- ----------------------------          (Principal Executive
Thomas Koll                           Officer)


/s/ Todd Carter                       Chief Financial Officer      April 2, 2001
- ----------------------------          (Principal Financial
Todd Carter                           and Accounting Officer)


                                      Director                     April 2, 2001
- ----------------------------
Morgan Sturdy


/s/ Jim McIntosh                      Director                     April 2, 2001
- ----------------------------
Jim McIntosh


                                      Director                     April 2, 2001
- ----------------------------          (Authorized U.S.
Scot Land                             Representative)


/s/ David Neale                       Director                     April 2, 2001
- ----------------------------
David Neale


/s/ Bijan Sanii                       President, Chief Operating   April 2, 2001
- ----------------------------          Officer and Director
Bijan Sanii


/s/ Gary Ames
- ----------------------------          Director                     April 2, 2001
Gary Ames

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
     Number         Description
     ------         -----------
      2.1++++       Asset Purchase Agreement dated September 8, 2000 between the
                    Corporation and Strydent Software Inc.

      3.1*          Memorandum and Articles of registrant

      4.1*          Employee   Incentive   Plan  dated   April  28,   1997,   as
                    supplemented September 25, 1997

      4.2* Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

      4.3** Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4*** Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5+          Stock Option Plan, as amended

      4.6++ Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and Montreal Trust Company of Canada

     10.1* Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor Relations Group Ltd.

     10.2* Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff Financial Group Ltd. and 549452 BC Ltd.

     10.3* Loan Facility dated October 29, 1998 with a Canadian chartered bank

     10.4** Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

     10.5** Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the Corporation

    o10.6* Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital Ridge Communications Inc. (formerly "Channel One Systems Corp.")

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

     10.10* Source Code License Agreement dated June 9, 1998 between the Corporation and Wynd Communications Corporation

     10.11* Source Code License Agreement dated November 13, 1997 between the Corporation and Apple Computers

     10.12* OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

     10.13*         Letter   Agreement   dated  April  20,   1998   between  the
                    Corporation and Lexmark International, Inc.

    o10.14*         Employment   Agreement   dated  May  2,  1991   between  the
                    Corporation and Jim McIntosh

    o10.15*         Employment   Agreement   dated  May  23,  1997  between  the
                    Corporation and Bijan Sanii

     Exhibit
     Number         Description
     ------         -----------

    o10.16** Employment Agreement dated September 16, 1999 between the Corporation and Todd Carter

    10.17*          Agency   Agreement   dated  March  31,   1998   between  the
                    Corporation,   Canaccord  Capital  Corporation  and  Yorkton
                    Securities Inc

    10.18*          Consulting   Agreement   dated  July  4,  1997  between  the
                    Corporation and GWM Enterprises Ltd.

    10.19** Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation, Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

    10.20*** Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21+++ Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   o10.22 Employment Agreement dated December 14, 2000 between the Corporation and Thomas Koll

    10.23 Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    23.1            Consent of KPMG LLP, independent accountants
- ----------------------

* Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
o    Indicates management contract.
** Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
*** Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
+ Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
++ Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
+++ Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
++++ Incorporated by reference to the Corporation's  Form 8-K filed on September
     25, 2000.