Form 10-Q
period 2001-03-31
INFOWAVE SOFTWARE INC
filed 2001-05-15
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

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

                        21520 - 30th Drive SE, Suite 109
                           Bothell, Washington, 98021
                    (Address of principal executive offices)

                            Telephone (425) 806-3100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]    No  [ ]


             COMMON SHARES OUTSTANDING AT March 31, 2001: 23,382,369

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                    For the Three Months Ended March 31, 2001


Part I.  Financial Information

Item 1. Financial Statements

     a)   Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000................................1

     b)   Consolidated Statements of Operations and Deficit
          For the three-months ended March 31, 2001 and 2000..................2

     c)   Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 2001 and 2000..................3

     d)   Notes to Financial Statements.......................................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........10

Part II.  Other Information

Item 1. Legal Proceedings....................................................10

Item 2. Changes in Securities and Use of Proceeds............................10

Item 3. Defaults upon Senior Securities......................................10

Item 4. Submission of Matters to a Vote of Security Holders..................10

Item 5. Other Information....................................................10

Item 6. Exhibits and Reports on Form 8-K.....................................10

Signatures...................................................................11

Part I.  Financial Information

     Item 1. Financial Statements


                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                            March 31,        December 31,
                                                             2001               2000
                                                           (Unaudited)
----------------------------------------------------------------------------------------
Assets
Current Assets:
        Cash and cash equivalents                          $ 7,170,143       $ 2,368,092
        Short term investments                               3,095,657         6,585,852
        Accounts receivable                                  1,013,321           492,097
        Finished goods inventory                                95,322            93,499
        Prepaid expenses                                       245,040           374,687
-----------------------------------------------------------------------------------------
                                                            11,619,483         9,914,227

Capital assets (note 4)                                      3,095,528         2,531,122
-----------------------------------------------------------------------------------------
                                                           $14,715,011       $12,445,349
=========================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities            $1,279,476        $1,087,536
        Deferred revenue                                       324,319           206,347
-----------------------------------------------------------------------------------------
                                                             1,603,795         1,293,883
Shareholders' equity (note 5)
    Share capital
    Authorized: 100,000,000 voting common shares
    Issued: 23,382,369 (2000: 21,095,458)                   42,518,648        35,148,040
       Deficit                                             (28,585,765)      (23,765,641)
       Cumulative translation account                         (821,667)         (230,933)
        --------------------------------------------------------------------------------
                                                            13,111,216        11,151,466
----------------------------------------------------------------------------------------
                                                           $14,715,011       $12,445,349
=========================================================================================


                 See notes to consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)



                                                            Three months ended
                                                     March 31, 2001     March 31, 2000
                                                       (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------
Revenues:
   Sales                                            $   857,764          $   102,434
   Cost of Goods Sold                                    18,789                  369
   -------------------------------------------------------------------------------------
                                                        838,975              102,065
Expenses:
   Research and Development                           1,568,937              610,337
   Sales and Marketing                                2,768,950            1,036,405
   General and Administrative                         1,143,089              410,298
   Depreciation and Amortization                        310,923               87,584
----------------------------------------------------------------------------------------
                                                      5,791,899            2,144,624
----------------------------------------------------------------------------------------
Operating loss from continuing operations             4,952,924            2,042,559

Interest and other income                               132,800               46,851
----------------------------------------------------------------------------------------
Loss from continuing operations                       4,820,124            1,995,708

Loss from discontinued operations (note 3)                    -            1,161,870
----------------------------------------------------------------------------------------
Net loss for the period                               4,820,124            3,157,578

Deficit, beginning of quarter                        23,765,641            5,776,773
----------------------------------------------------------------------------------------
Deficit, end of quarter                             $28,585,765          $ 8,934,351
========================================================================================
Loss per share
     Continuing operations                          $      0.22          $      0.11
     Discontinued operations                                  -          $      0.06
----------------------------------------------------------------------------------------
        Net loss                                    $      0.22          $      0.17
========================================================================================
Weighted average number of shares outstanding        22,038,141           18,836,313
    Adjustment for shares contingently issued
    pursuant to employee incentive plan                       -             (100,250)
----------------------------------------------------------------------------------------
                                                     22,038,141           18,736,063
========================================================================================

                 See notes to consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)

                                                                       Three months ended
                                                                March 31, 2001      March 31, 2000
                                                                 (Unaudited)          (Unaudited)
----------------------------------------------------------------------------------------------------
Net cash (used in) continuing operations                          ($4,578,101)       ($1,142,314)
Net cash (used in) discontinued operations                                  -           (436,013)
----------------------------------------------------------------------------------------------------
Total cash flows (used in) operations                              (4,578,101)        (1,578,327)
Cash flows from investing activities:
     Redemption of short term investments                           3,261,407                  -
     Purchase of capital assets                                    (1,024,561)          (730,897)
----------------------------------------------------------------------------------------------------
                                                                    2,236,846           (730,897)
Cash flows from financing activities:
     Issuance of shares and warrants for cash, net of
     issue costs                                                    7,420,407          1,398,635
Foreign exchange gain (loss) on cash and cash
  equivalents held in a foreign currency                             (277,101)           (30,582)
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    4,802,051           (941,171)

Cash and cash equivalents, beginning of period                      2,368,092          4,359,090
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $7,170,143         $3,417,919
------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1. Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2001 and for all periods presented, have been included. Interim results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The unaudited consolidated balance sheet, statement of operations and deficit and condensed statement of cash flows include the accounts of the Company and its wholly owned subsidiary company, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 6, these financial statements comply, in all material respects, with generally accepted accounting principles in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2000 except for the change in the calculation of basic and fully diluted per share amounts discussed in note 2.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.


2. Loss per share

Effective January 1, 2001, the Company adopted the new accounting standard, Handbook Section 3500 - Earnings per Share, issued by the Canadian Institute of Chartered Accountants ("CICA"). The new Section does not affect the calculation of basic earnings per share amounts but does affect fully diluted per share amounts. Section 3500 requires the use of the treasury stock method for calculating the dilutive effect of outstanding warrants and options and requires disclosure of a reconciliation of the numerator and denominator of basic and fully diluted per share calculations. The new section also requires disclosure of any potentially dilutive securities that are currently anti-dilutive.
Dilutive securities such as stock options and warrants are included in the calculation of fully diluted per share amounts only if the market price of the underlying common shares exceeds the exercise price. This change in accounting policy has been applied retroactively and has had no material effect on per share amounts reported in prior periods.

Basic loss per share has been calculated using the weighted average number of common shares outstanding. For purposes of the weighted average shares outstanding for the three months ended March 31, 2000, shares held in escrow pursuant to the employee incentive plan are excluded from

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


2. Loss per share (Continued)

the calculation as they are considered contingently issuable. Fully diluted loss per share amounts have not been presented, as the effect of outstanding options and warrants is anti-dilutive.

As at March 31, 2001, the Company had 5,085,294 stock options outstanding with exercise prices ranging from $1.00 to $64.50 and 1,353,018 warrants outstanding with exercise prices ranging from $5.50 to $32.50. Of these stock options and warrants 4,495,517 options and 1,353,018 warrants were not included in the fully diluted per share calculations as their exercise prices exceeded the market value of the underlying shares.

3. Discontinued operations

Discontinued operations includes the results of operations and loss on disposal of the former imaging division. The disposition was recognized as a discontinued operation at March 31, 2000 and the final sale was effective on August 31, 2000.

4. Capital assets

==================================================================================================

                                                                Accumulated          Net Book
March 31, 2001                                     Cost        Depreciation             Value
--------------------------------------------------------------------------------------------------
Computer equipment and software                 $2,845,441         $953,577        $1,891,864
Leasehold improvements                             635,994           60,945           575,049
Office equipment                                   657,988           90,299           567,689
Software licenses and purchased source code        194,645          133,719            60,926
--------------------------------------------------------------------------------------------------
                                                $4,334,068       $1,238,540        $3,095,528


==================================================================================================
                                                                Accumulated          Net Book
 December 31, 2000                                   Cost      Depreciation             Value
--------------------------------------------------------------------------------------------------
Computer equipment and software                 $2,232,198         $751,546        $1,480,652
Leasehold improvements                             481,866           36,701           445,165
Office equipment                                   597,013           67,481           529,532
Software licenses and purchased source code        204,927          129,154            75,773
--------------------------------------------------------------------------------------------------
                                                $3,516,004         $984,882        $2,531,122
==================================================================================================

5.   Shareholders' equity

On February 22, 2001 the Company issued 2,272,728 units (the "Units") at a price of $3.62 (CDN$5.50) per Unit for gross proceeds of $8,217,500 (CDN$12,500,000).
Each Unit is comprised of one common share and one-half of one common share purchase warrant (the " Warrant") of Infowave. Each whole Warrant entitles the holder to purchase one common share for a period of 18 months from closing at a price equal to $4.71 (CDN$7.15) per share.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


6. United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended March 31, 2001. The following are the material measurement differences from GAAP in the United States as they relate to the Company's March 31, 2001 financial statements:

(a)  Net loss and net loss per share:


                                                                                 Three months ended
                                                                         March 31,  2001      March 31, 2000
--------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with Canadian
  GAAP                                                                     $4,820,124            $1,995,708
Adjustment for stock-based compensation relating to stock options
    issued to non-employees                                                   123,730                 1,789
Adjustment for stock-based compensation relating to escrow
  shares                                                                            -                 3,006
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with United States
   GAAP                                                                     4,943,854             2,000,503
Discontinued operations                                                             -             1,161,870
-----------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP                             $4,943,854            $3,162,373
===========================================================================================================
Weighted average number of shares outstanding in accordance
  with Canadian GAAP and United States GAAP                                22,038,141            18,736,063
===========================================================================================================
Loss per share:
      Continuing operations                                                     $0.22                 $0.11
      Discontinued operations                                                       -                 $0.06
-----------------------------------------------------------------------------------------------------------
      Net loss                                                                  $0.22                 $0.17
===========================================================================================================
Comprehensive loss:
      Net loss in accordance with United States  GAAP                      $4,943,854            $3,162,373
      Other comprehensive loss (income):
         Foreign currency translation adjustment                              590,734                49,379
-----------------------------------------------------------------------------------------------------------
                                                                           $5,534,588            $3,211,752
===========================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


6.  United States generally accepted accounting principles (continued)

(b) Balance sheet:


                                                                       March 31, 2001       December 31, 2000
---------------------------------------------------------------------------------------------------------------
Total Assets
Total assets in  accordance  with  Canadian  GAAP,  which is equivalent to total  assets in accordance with United
   States GAAP                                                         $14,715,011             $12,445,349
===============================================================================================================


                                                                      March 31, 2001        December 31, 2000
===============================================================================================================
Shareholders' Equity
Share capital in accordance with Canadian GAAP                         $42,518,648             $35,148,040
  Foreign exchange effect on conversion of 1998 and                                                543,269
    prior share capital transactions                                       543,269                 543,269
  Additional paid in capital relating to stock options issued
    to non-employees                                                       522,201                 605,967
  Additional paid in capital related to escrow shares                      107,077                 107,077
  Deferred compensation related to stock options issued
    to non-employees                                                        (3,958)               (211,454)
---------------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                     43,687,237              36,192,899
---------------------------------------------------------------------------------------------------------------
Deficit in accordance with Canadian GAAP                               (28,585,765)            (23,765,641)
  Foreign exchange effect on conversion of 1998 and
    prior income statements                                               (189,240)               (189,240)
  Cumulative effect of stock based compensation relating
    to stock options issued to non-employees                              (516,655)               (392,925)
  Cumulative effect of stock based compensation relating
    to escrow shares                                                      (101,474)               (101,474)
--------------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                          (29,393,134)            (24,449,280)
--------------------------------------------------------------------------------------------------------------
 Cumulative translation account in accordance with
   Canadian GAAP                                                          (821,667)               (230,933)
   Foreign exchange effect on conversion of 1998 and
     prior financial statements                                           (341,140)               (341,140)
   Cumulative foreign exchange effect of US GAAP
     adjustments                                                           (20,080)                (20,080)
--------------------------------------------------------------------------------------------------------------
 Cumulative translation account in accordance with United
   States GAAP                                                          (1,182,887)               (592,153)
--------------------------------------------------------------------------------------------------------------
 Shareholders' equity in accordance with U.S. GAAP                     $13,111,216             $11,151,466
================================================================================================================

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Corporation's annual report on Form 10-K.

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

Quarter ended March 31, 2001

Revenues for the first quarter of 2001 were $857,764, representing an increase of 12% from revenues of $768,544 in the fourth quarter of 2000 and an increase of 737% from revenues of $102,434 in the first quarter of 2000. First quarter revenues in 2001 were derived 40% from software license and recurring service fees and 54% from technical service fees, with the remaining revenue comprised of maintenance and support and partnership fees. Gross margins in the first quarter of 2001 were 98% compared to 95% in the fourth quarter of 2000 and 100% in the first quarter of 2000.

Total expenses for the quarter ended March 31, 2001 were $5,791,899, representing a decrease of 34% compared to total expenses of $8,761,616 in the previous quarter and an increase of 170% over total expenses of $2,144,624 in the first quarter of 2000. Excluding the costs associated with the branding and advertising campaign in the fourth quarter, total expenses increased by approximately $1.0 million or 22%. The primary driver of expense growth was the increase in employee headcount, which grew to 186 from 147 at December 31, 2000 and 97 at March 31, 2000.

Total research and development expenses for the first quarter of 2001 were $1,568,937, representing an increase of 34% over expenses of $1,172,492 in the prior quarter and an increase of 157% over expenses of $610,337 in the first quarter of 2000. During the quarter, the company hired a total of 22 developers and quality assurance personnel, resulting in a total research and development headcount of 89 at March 31, 2001 compared to 67 at December 31, 2000 and 43 at March 31, 2000. The majority of the increase in expenses is attributable to increased payroll and recruiting expenses associated with the additions to employee headcount as well as growth in the use of contract developers during the quarter.

Sales and Marketing expenses for the quarter ended March 31, 2001 were $2,768,950 compared to $6,417,769 in the prior quarter and $1,036,405 in the comparable 2000 period. Excluding the costs of the fourth quarter branding and advertising campaign, sales and marketing expenses increased approximately 14% over the prior quarter and increased 167% over the first quarter of 2000. These increases were the result of additional employee headcount and increased trade show attendance. Sales and marketing headcount was 69 at March 31, 2001 compared to 56 at December 31, 2000 and 31 at March 31, 2000. The employee additions during the quarter were largely attributable to the build-up of the customer services team in the Burnaby office and the hiring of a director of communications in the Bothell office.

General and administrative expenses of $1,143,089 represented an increase of 25% over expenses of $918,093 in the prior quarter and an increase of 179% over expenses of $410,298 in the first quarter of 2000. These increases were attributable to increased payroll and recruiting expenses associated with the hiring of a chief executive officer, a director of operations, and an in-house Corporate Counsel in the first quarter of 2001. General and administrative headcount was 28 at March 31, 2001 compared to 24 at December 31, 2000 and 23 at March 31, 2000.

Depreciation and amortization costs totaled $310,923 in the first quarter of 2001 compared to $253,262 in the prior quarter and $87,584 in the first quarter of 2000. These increases are attributable to capital expenditures during 2000.

Interest and other income for the first quarter of 2001 was $132,800 compared to $154,642 in the prior quarter and $46,851 in the first quarter of 2000. These fluctuations are attributable to changes in cash and short term investment balances as well as to the decrease in interest rates compared to prior periods.


Liquidity and Capital Resources

The Company's cash and short term investments totaled $10,265,800 and total working capital was $10,015,688 at March 31, 2000, compared to $8,953,944 and $8,620,344, respectively, at December 31, 2000. These increases were mainly attributable to $7,420,407 raised through the issuance of shares and warrants, less $4,578,101 used in operations during the quarter. Total accounts receivable increased to $1,013,321 at March 31, 2001 compared to $492,097 at the end of the prior quarter, largely due to a $625,000 trade receivable that was due after the end of the quarter. Prepaid expenses decreased to $245,040 from $374,687 due to the recognition of expenses associated with trade shows that were attended during the quarter.

Total capital acquisitions of $1,024,561 during the quarter ended March 31, 2001 were attributable to the purchase of computer hardware, software, and office equipment for new employees, as well as to software license and implementation costs related to the implementation of a customer relationship management system.

At March 31, 2001 the Corporation's primary sources of liquidity consisted of cash and short-term investments and an uncommitted line of credit of Cdn$2.0 million, which is secured against the short-term investments.

The Company is managing expenditures relative to available cash with the intent to enable the Company's operations to be funded through to the end of 2001. Thereafter, depending on the development of the business, the Corporation will need to raise additional capital for working capital or other expenses. The Corporation may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Corporation or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Corporation's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of March 31, 2001, the Corporation has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Corporation's results of operations. To the extent that the Corporation implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Corporation will be successful in such hedging activities.

While the Corporation believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Corporation's results of operations in the future.


Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          On February 22, 2001, the Company issued 2,272,728 units at a price of $3.62 (Cdn$5.50) per unit for gross proceeds of $8,217,500 (Cdn$12,500,000). Each unit is comprised of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of 18 months from closing at a price equal to $4.71 (Cdn$7.15) per share. The units were offered and sold pursuant to Regulation S. No offers or sales were made to U.S. persons or persons in the United States.

Item 3. Defaults upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

     Exhibit
     Number         Description
     ------         -----------
      2.1(1)        Asset Purchase Agreement dated September 8, 2000 between the
                    Corporation and Strydent Software Inc.

      3.1(2)        Memorandum and Articles of registrant

      4.1(2)        Employee   Incentive   Plan  dated   April  28,   1997,   as
                    supplemented September 25, 1997

      4.2(2) Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

      4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5(5)        Stock Option Plan, as amended

      4.6(6) Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and Montreal Trust Company of Canada

     Exhibit
     Number         Description
     ------         -----------
     10.1(2)        Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor Relations Group Ltd.

     10.2(2) Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff Financial Group Ltd. and 549452 BC Ltd.

     10.3(2) Loan Facility dated October 29, 1998 with a Canadian chartered bank

     10.4(3) Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

     10.5(3) Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the Corporation

    *10.6(2) Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital Ridge Communications Inc. (formerly "Channel One Systems Corp.")

     10.7(2) Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth Wireless Data

     10.8(2) Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard

     10.9(2) Source Code License Agreement dated March 31, 1998 between the Corporation and DTS

     10.10(2) Source Code License Agreement dated June 9, 1998 between the Corporation and Wynd Communications Corporation

     10.11(2) Source Code License Agreement dated November 13, 1997 between the Corporation and Apple Computers

     10.12(2) OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

     10.13(2)       Letter   Agreement   dated  April  20,   1998   between  the
                    Corporation and Lexmark International, Inc.

    *10.14(2)       Employment   Agreement   dated  May  2,  1991   between  the
                    Corporation and Jim McIntosh

    *10.15(2)       Employment   Agreement   dated  May  23,  1997  between  the
                    Corporation and Bijan Sanii

   *10.16(3)        Employment  Agreement  dated  September 16, 1999 between the
                    Corporation and Todd Carter

    10.17(2)        Agency   Agreement   dated  March  31,   1998   between  the
                    Corporation,   Canaccord  Capital  Corporation  and  Yorkton
                    Securities Inc

    10.18(2)        Consulting   Agreement   dated  July  4,  1997  between  the
                    Corporation and GWM Enterprises Ltd.

    10.19(3) Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation, Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

     Exhibit
     Number         Description
     ------         -----------
    10.20(4)        Letter of Intent  dated May 8, 2000  among the  Corporation,
                    Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
----------------------
*    Indicates management contract.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

          (b)  Reports on Form 8-K

               On February 12, 2001, the Company filed a Form 8-K announcing its proposed Cdn$12.5 million offering in Canada.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2001
                                            INFOWAVE SOFTWARE, INC.

                                            /s/ Thomas Koll
                                            -----------------------------------
                                            Thomas Koll
                                            Chief Executive Officer



                                            /s/ Todd Carter
                                            -----------------------------------
                                            Todd Carter
                                            Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------
      2.1(1)        Asset Purchase Agreement dated September 8, 2000 between the
                    Corporation and Strydent Software Inc.

      3.1(2)        Memorandum and Articles of registrant

      4.1(2)        Employee   Incentive   Plan  dated   April  28,   1997,   as
                    supplemented September 25, 1997

      4.2(2) Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

      4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5(5)        Stock Option Plan, as amended

      4.6(6) Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and Montreal Trust Company of Canada

     10.1(2) Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor Relations Group Ltd.

     10.2(2) Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff Financial Group Ltd. and 549452 BC Ltd.

     10.3(2) Loan Facility dated October 29, 1998 with a Canadian chartered bank

     10.4(3) Lease Agreement dated February 12, 1998 between Riocan Holdings Inc. and the Corporation

     10.5(3) Lease Agreement dated November 23, 1999 between Bedford Property Investors, Inc. and the Corporation

    *10.6(2) Corporate Development Agreement dated October 26, 1998 between the Corporation and Capital Ridge Communications Inc. (formerly "Channel One Systems Corp.")

     10.7(2) Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth Wireless Data

     10.8(2) Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard

     10.9(2) Source Code License Agreement dated March 31, 1998 between the Corporation and DTS

     10.10(2) Source Code License Agreement dated June 9, 1998 between the Corporation and Wynd Communications Corporation

     10.11(2) Source Code License Agreement dated November 13, 1997 between the Corporation and Apple Computers

     10.12(2) OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

     10.13(2)       Letter   Agreement   dated  April  20,   1998   between  the
                    Corporation and Lexmark International, Inc.

     Exhibit
     Number         Description
     ------         -----------
    *10.14(2)       Employment   Agreement   dated  May  2,  1991   between  the
                    Corporation and Jim McIntosh

    *10.15(2)       Employment   Agreement   dated  May  23,  1997  between  the
                    Corporation and Bijan Sanii

   *10.16(3)        Employment  Agreement  dated  September 16, 1999 between the
                    Corporation and Todd Carter

    10.17(2)        Agency   Agreement   dated  March  31,   1998   between  the
                    Corporation,   Canaccord  Capital  Corporation  and  Yorkton
                    Securities Inc

    10.18(2)        Consulting   Agreement   dated  July  4,  1997  between  the
                    Corporation and GWM Enterprises Ltd.

    10.19(3) Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation, Yorkton Securities , Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

    10.20(4) Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
----------------------
*    Indicates management contract.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.