Form 10-Q
period 2001-06-30
INFOWAVE SOFTWARE INC
filed 2001-08-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                            200 - 4664 Lougheed Hwy.
                            Burnaby, British Columbia
                                 Canada, V5C 5T5
                    (Address of principal executive offices)

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

                             Yes  [X]    No


             Common Shares outstanding at June 30, 2001: 23,408,062

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                     For the Six months Ended June 30, 2001


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     a)   Consolidated Balance Sheets June 30, 2001 and
          December 31, 2000 ...................................................1

     b)   Consolidated Statements of Operations and Deficit
          For the three months and six months ended
          June 30, 2001 and 2000 ..............................................2

     c)   Condensed Consolidated Statements of Cash Flows For
          the three months and six months ended June 30, 2001 and 2000 ........3

     d)   Notes to Consolidated Financial Statements ..........................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .................................10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........12

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ....................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................14

ITEM 5. OTHER INFORMATION ....................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................15

PART III.  SIGNATURES ........................................................17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)



=================================================================================================
                                                                  June 30,          December 31,
                                                                    2001                2000
                                                                 (unaudited)
-------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                   $2,382,465            $2,368,092
   Short term investments                                       2,186,661             6,585,852
   Accounts receivable                                          1,108,571               492,097
   Finished goods inventory                                        81,723                93,499
   Prepaid expenses                                               165,162               374,687
-------------------------------------------------------------------------------------------------
                                                                5,924,582             9,914,227


Capital assets (note 5)                                         3,198,088             2,531,122
-------------------------------------------------------------------------------------------------
                                                              $ 9,122,670           $12,445,349
=================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                    $1,369,077            $1,087,536
   Deferred revenue                                               237,179               206,347
-------------------------------------------------------------------------------------------------
                                                                1,606,256             1,293,883
Shareholders' equity (note 6)
   Share capital
     Authorized: 100,000,000 voting common shares
     Issued: 23,408,062 (2000: 21,095,458)                     42,429,369            35,148,040
   Deficit                                                    (34,591,851)          (23,765,641)
   Cumulative translation account                                (321,104)             (230,933)
-------------------------------------------------------------------------------------------------
                                                                7,516,414            11,151,466
-------------------------------------------------------------------------------------------------
                                                               $9,122,670           $12,445,349
=================================================================================================


                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)


============================================================================================================================
                                                           Three months ended                   Six months ended

                                                         June 30, 2001      June 30, 2000    June 30, 2001     June 30, 2000
                                                          (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $   873,340      $   132,730       $ 1,731,104      $   235,164

Cost of goods sold                                             11,358          115,265            30,147          115,634
----------------------------------------------------------------------------------------------------------------------------
                                                              861,982           17,465         1,700,957          119,530

Expenses:
      Research and development                              1,767,385          852,228         3,336,322        1,462,565
      Sales and marketing                                   2,649,814        1,568,178         5,418,764        2,604,583
      Administration                                        1,325,377          630,167         2,468,466        1,040,465
      Restructuring (note 3)                                  753,741                -           753,741                -
      Depreciation and amortization                           452,469          169,533           763,392          257,117
----------------------------------------------------------------------------------------------------------------------------
                                                            6,948,786        3,220,106        12,740,685        5,364,730
----------------------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations                   6,086,804        3,202,641        11,039,728        5,245,200

Interest and other income                                      80,718          231,436           213,518          278,287
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                             6,006,086        2,971,205        10,826,210        4,966,913

Discontinued operations:
      Loss from operations (note 4)                                 -                -                 -          473,088
      Loss on disposal (note 4)                                     -          856,927                 -        1,545,709
----------------------------------------------------------------------------------------------------------------------------
                                                                    -          856,927                 -        2,018,797
----------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                     6,006,086        3,828,132        10,826,210        6,985,710

Deficit, beginning of period                               28,585,765        8,934,351        23,765,641        5,776,773
----------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                    $34,591,851      $12,762,483       $34,591,851      $12,762,483
============================================================================================================================

Loss per share
      Continuing operations                               $      0.26      $      0.15       $      0.48      $      0.26
      Discontinued operations                                       -      $      0.05                 -      $      0.11
----------------------------------------------------------------------------------------------------------------------------
      Net loss                                            $      0.26      $      0.20       $      0.48      $      0.37
============================================================================================================================

Weighted average number of shares outstanding              23,393,156       19,237,005        22,719,392       19,036,659
Adjustment for shares contingently issued                           -          (74,875)                -          (87,563)
----------------------------------------------------------------------------------------------------------------------------
                                                           23,393,156       19,162,130        22,719,392       18,949,096
============================================================================================================================

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)


============================================================================================================================
                                                           Three months ended                   Six months ended

                                                         June 30, 2001      June 30, 2000    June 30, 2001     June 30, 2000
                                                          (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in continuing operations                   ($5,275,577)       ($2,980,504)      ($9,853,678)      ($3,441,035)
Net cash used in discontinued operations                           -           (802,112)                -        (1,919,907)
----------------------------------------------------------------------------------------------------------------------------
                                                          (5,275,577)        (3,782,616)       (9,853,678)       (5,360,942)

Cash flows from investing activities:
      Redemption (purchase) of short term investments      1,029,803         (6,661,801)        4,291,210        (6,661,801)
      Purchase of capital assets                            (715,379)        (1,121,116)       (1,739,940)       (1,852,014)
----------------------------------------------------------------------------------------------------------------------------
                                                             314,424         (7,782,917)        2,551,270        (8,513,815)

Cash flows from financing activities:
      Issuance of shares and warrants for cash,
        net of issue costs                                   (89,279)        20,116,251         7,331,128        21,514,886

Foreign exchange gain (loss) on cash and cash
  equivalents held in a foreign currency                     262,754            (65,129)          (14,347)          (95,711)
----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (4,787,678)         8,485,589            14,373         7,544,418
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period             7,170,143          3,417,919         2,368,092         4,359,090
Cash and cash equivalents, end of period                  $2,382,465        $11,903,508        $2,382,465       $11,903,508
============================================================================================================================

Supplemental information:
      Shares issued for share subscription receivable              -        $   537,666                 -         $537,666
============================================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2001 and for all periods presented, have been included. Interim results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The unaudited consolidated balance sheet, statement of operations and deficit and condensed statement of cash flows include the accounts of the Company and its wholly-owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 8, these financial statements comply, in all material respects, with generally accepted accounting principles in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2000 except for the change in the calculation of basic and fully diluted per share amounts discussed in note 2.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2.   Loss per share

Effective January 1, 2001, the Company adopted the new accounting standard, Handbook Section 3500 - Earnings per Share, issued by the Canadian Institute of Chartered Accountants ("CICA"). For the Company, the new Section does not affect the calculation of basic earnings per share amounts but does affect fully diluted per share amounts. Section 3500 requires the use of the treasury stock method for calculating the dilutive effect of outstanding warrants and options and requires disclosure of a reconciliation of the numerator and denominator of basic and fully diluted per share calculations. The new section also requires disclosure of any potentially dilutive securities that are currently anti-dilutive. Dilutive securities such as stock options and warrants are included in the calculation of fully diluted per share amounts only if the market price of the underlying common shares exceeds the exercise price. This change in accounting policy has been applied retroactively and has had no material effect on per share amounts reported in prior periods.

Basic loss per share has been calculated using the weighted average number of common shares outstanding. For purposes of the weighted average shares outstanding for the six months ended June 30, 2000, shares held in escrow pursuant to the employee incentive plan are excluded from

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



2.   Loss per share (Continued)

the calculation as they are considered contingently issuable. Fully diluted loss per share amounts have not been presented, as the effect of outstanding options and warrants is anti-dilutive.

As at June 30, 2001, the Company had 5,288,115 stock options outstanding with exercise prices ranging from $1.00 to $64.50 and 1,353,018 warrants outstanding with exercise prices ranging from $5.50 to $32.50. Of these stock options and warrants 4,731,487 options and 1,353,018 warrants were not included in the fully diluted per share calculations as their exercise prices exceeded the market value of the underlying shares.

3.   Restructuring expense

Restructuring expense includes employee severance payments of $16,156, lease termination costs of $450,000 and write-downs of unrecoverable leasehold improvements of $287,585 related to the first phase of the Company's cost reduction initiative. All of these expenses were incurred and paid during the three-month period and accordingly no amounts remain accrued in accounts payable and accrued liabilities at June 30, 2001. The Company initiated additional work force reductions in the third quarter of 2001 that will result in recognizing further restructuring costs related principally to employee severance payments of approximately $450,000. No amounts have been accrued as at June 30, 2001 relating to these severance payments, as a formal plan committing the Company was not in place until July 2001.

4.   Discontinued operations

Discontinued operations include the results of operations and loss on disposal of the former imaging division. The disposition was recognized as a discontinued operation at March 31, 2000 and the final sale was effective on August 31, 2000.

5.   Capital assets

==============================================================================================
                                                                   Accumulated        Net Book
June 30, 2001 (unaudited)                                Cost     Depreciation           Value
----------------------------------------------------------------------------------------------
Computer equipment and software                    $3,671,552       $1,380,469      $2,291,083
Leasehold improvements                                439,195           70,459         368,736
Office equipment                                      589,836          103,372         486,464
Software licenses and purchased source code           202,656          150,851          51,805
----------------------------------------------------------------------------------------------
                                                   $4,903,239       $1,705,151      $3,198,088
==============================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


5.   Capital assets (continued)

==============================================================================================
                                                                   Accumulated        Net Book
December 31, 2000                                        Cost     Depreciation           Value
----------------------------------------------------------------------------------------------
Computer equipment and software                    $2,232,198         $751,546      $1,480,652
Leasehold improvements                                481,866           36,701         445,165
Office equipment                                      597,013           67,481         529,532
Software licenses and purchased source code           204,927          129,154          75,773
----------------------------------------------------------------------------------------------
                                                   $3,516,004         $984,882      $2,531,122
==============================================================================================


6.   Shareholders' equity

On February 22, 2001 the Company issued 2,272,728 units (the "Units") at a price of $3.62 (CDN$5.50) per Unit for gross proceeds of $8,217,500 (CDN$12,500,000).
Each Unit is comprised of one common share and one-half of one common share purchase warrant (the "Warrant") of Infowave. Each whole Warrant entitles the holder to purchase one common share for a period of 18 months from closing at a price equal to $4.71 (CDN$7.15) per share.

7.   Subsequent events

(a) On July 24, 2001 the Company announced that it had entered into an agreement with Thomas Koll, Chief Executive Officer of the Company, for a credit facility in the amount of $5 million. As part of the agreement, Koll will also subscribe for a $1 million lead order in the Company's next equity financing, which the Company intends to complete in the next six months. The Company may draw down the credit facility at its discretion and the principal outstanding under the loan will bear interest at a rate of 8% per annum, payable at maturity. The loan will become due and payable on demand any time after the earlier of: (a) January 23, 2002; or (b) immediately in the event that shareholder approval of the warrant issuance is not obtained. The loan will be secured by a first charge on all of the assets of the Company. As consideration for providing the credit facility, the Company agreed to grant Koll warrants to purchase up to 3,510,455 common shares at a price of Cdn$1.10, exercisable for three years. The warrants will not be exercisable until shareholder approval is obtained. The warrants will be accounted for as financing costs and measured at their fair value. The warrants and the commitment to provide a $1 million lead order will both be cancelled in the event shareholder approval is not obtained. The credit facility and the issuance of the warrants are subject to receipt of all applicable regulatory approvals.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


7.   Subsequent events (continued)

(b) On July 27, 2001, the Company entered into an Agency Agreement (the "Agreement") with a US and a Canadian investment dealer (the "Agents") for a private placement offering of a minimum of US$5,000,000 and a maximum of US$10,000,000 of special warrants on a best efforts basis. The Agreement also provides for an over-subscription option to the Agents, exercisable until closing, for up to 50% of the number of special warrants offered.

     The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of a common share purchase warrant. Each unit will be issued for a closing price equal to 85% of the weighted average of the trading prices of the Company's common shares on the TSE for the five trading days preceding the closing of the private placement.

     Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price that represents a 30% premium to the private placement closing price. The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equaled or exceeded Cdn.$9.00 for 20 consecutive trading days. The purchase warrants will also contain provisions for cashless exercise.

     Depending upon the pricing of the units, the private placement may require shareholder approval. If shareholder approval is required, the gross proceeds from the sale of special warrants will be placed in escrow at closing. Upon receipt of shareholder approval, 70% of the gross proceeds will be released to the Company and the balance will be held in escrow until issuance of a final receipt for a prospectus qualifying the issuance of the units. If shareholder approval is not obtained by October 1, 2001, The Company must repurchase the special warrants for the issue price plus accrued interest.

     The agents will be paid a cash commission equal to 7% of the gross proceeds of the private placement and agents' warrants entitling them to purchase such number of units equal to 7.5% of the special warrants sold under the private placement at a price equal to the closing price of the special warrants divided by 0.85.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


8.   United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended June 30, 2001. The following are the material measurement differences from GAAP in the United States as they relate to the Company's June 30, 2001 financial statements:

(a)  Net loss and net loss per share:

                                                    Three months ended                Six months ended
                                                  June 30,        June 30,        June 30,        June 30,
                                                      2001            2002            2001           2000
                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations in
    accordance with Canadian GAAP                $6,006,086    $ 2,971,205     $10,826,210    $ 4,966,913
Adjustment for stock-based compensation
    relating to stock options issued to
    non-employees                                         -          1,756          12,730          3,545
Adjustment for stock-based compensation
    relating to escrow shares                             -          3,712               -          6,718
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance
  with United States GAAP                         6,006,086      2,976,673      10,949,940      4,977,176
Discontinued operations                                   -        856,927               -      2,018,797
-------------------------------------------------------------------------------------------------------------

Net loss in accordance with United States        $6,006,086    $ 3,833,600     $10,949,940    $ 6,995,973
    GAAP
-------------------------------------------------------------------------------------------------------------
Weighted average number of shares                23,393,156     19,162,130      22,719,392     18,949,096
    outstanding in accordance with Canadian
    and United States GAAP
-------------------------------------------------------------------------------------------------------------
Loss per share:
      Continuing operations                     $      0.26    $      0.16     $      0.48    $      0.26
      Discontinued operations                             -    $      0.04               -         ($0.11)
-------------------------------------------------------------------------------------------------------------
      Net loss                                  $      0.26    $      0.20     $      0.48    $      0.37
-------------------------------------------------------------------------------------------------------------
Comprehensive loss:
      Net loss in accordance with United
         States GAAP                            $ 6,006,086    $ 3,833,600     $10,949,940    $ 6,995,973
      Other comprehensive loss (income):
         Foreign currency translation
           adjustment                              (500,563)       100,742          90,171        150,121
-------------------------------------------------------------------------------------------------------------
                                                $ 5,505,523    $ 3,934,342     $11,040,111    $ 7,146,094
-------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


8.   United States generally accepted accounting principles (continued)

(b)  Balance sheet:

-----------------------------------------------------------------------------------------------------------
                                                                         June 30, 2001          December 31,
                                                                           (unaudited)              2000
-----------------------------------------------------------------------------------------------------------
Total Assets

Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                               $ 9,122,670        $12,445,349
===========================================================================================================

===========================================================================================================
                                                                         June 30, 2001          December 31,
                                                                           (unaudited)              2000
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                              $42,429,369        $35,148,040
     Foreign exchange effect on conversion of 1998 and prior
         share capital transactions                                             543,269            543,269
     Additional paid in capital relating to stock options issued
         to non-employees                                                       520,999            605,967
     Additional paid in capital related to escrow shares                        107,077            107,077
     Deferred compensation related to stock options issued
         to non-employees                                                        (2,756)          (211,454)
-----------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                          43,597,958         36,192,899
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with Canadian GAAP                                    (34,591,851)       (23,765,641)
     Foreign exchange effect on conversion of 1998 and prior
         income statements                                                     (189,240)          (189,240)
     Cumulative effect of stock based compensation relating
         to stock options issued to non-employees                              (516,655)          (392,925)
     Cumulative effect of stock based compensation relating
         to escrow shares                                                      (101,474)          (101,474)
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                               (35,399,220)       (24,449,280)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with Canadian GAAP                (321,104)          (230,933)
     Foreign exchange effect on conversion of 1998 and prior
         financial statements                                                  (341,140)          (341,140)
     Cumulative foreign exchange effect of US GAAP
         adjustments                                                            (20,080)           (20,080)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United                       (682,324)          (592,153)
     States GAAP
-----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                           $ 7,516,414        $11,151,466
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

Quarter ended June 30, 2001 compared to the first quarter of 2001 and the second quarter of 2000

Second quarter revenues were $873,340, representing a 2% increase from revenues of $857,764 in the first quarter of 2001 and a 558% increase from revenues of $132,730 in the second quarter of 2000. Revenues in the second quarter of 2001 were derived 79% from software license fees, 16% from technical services and 5% from recurring revenue earned under software maintenance and support contracts. Software license fees increased 92% compared to the first quarter of 2001 and 1284% compared to the second quarter of 2000. Gross margins of approximately 99% were consistent between the first and second quarter of 2001 while gross margins for the second quarter of 2000 were lower due to a sale of redundant hardware inventory.

Total expenses for the second quarter ended June 30, 2001 were $6,948,786 compared to $5,791,899 for the quarter ended March 31, 2001 and $3,220,106 for the quarter ended June 30, 2000. Second quarter 2001 expenses included a $753,741 charge related to the Company's restructuring initiative, and is comprised primarily of employee severance and expenses associated with the relocation of the Company's US operations to a more cost-effective facility. In absence of this charge, total expenses increased 7% from the first quarter ended March 31, 2001 and 92% from the second quarter of 2000. The increase in expenses from March 31, 2001 to June 30, 2001 is attributable to rising depreciation expenses and an increase in the use of contract software developers. The increase in expenses from June 30, 2000 to June 30, 2001 is primarily due to an increase in salary and infrastructure expenses associated with the growth in the Company's total headcount.

Total research and development expenses for the second quarter of 2001 totaled $1,767,385, representing an increase of 13% from first quarter 2001 expenses of $1,568,937 and 107% from second quarter 2000 expenses of $852,228. Total research and development headcount was 85 at the end of June 30, 2001, 89 at the end of March 31, 2001 and 53 at the end of June 30, 2000. The decrease in headcount from the previous quarter to the current quarter is attributable to the impact of the first phase of company's restructuring initiative, which was implemented at the end of the second quarter. The increase in expenses, as compared to the first quarter 2001 and the second quarter 2000, is a result of headcount additions, growth in the use of contract developers and expansion of employee training programs.

Sales and Marketing expenses of 2,649,814, for the second quarter of 2001, decreased 4% from $2,768,950 in the previous quarter ended March 31, 2001 and increased 69% from $1,568,178 in the comparable quarter ended June 30, 2000. Sales and marketing headcount was 82 at June 30, 2001 compared to 69 at March 31, 2001 and 49 at June 30, 2000. The decrease in expenses from the first quarter of 2001 is attributable to reductions in events, advertising programs and other related initiatives, offset by increased salaries and infrastructure costs, which tracked headcount growth. New headcount included expansion of the customer service department and the addition of a Senior Vice President of Sales. The increase in expenses from the second quarter of 2000 is commensurate with the growth in headcount.

Administration expenses for the second quarter ended June 30, 2001 were $1,325,377 compared to $1,143,089 in the first quarter of 2001 and $630,167 in the comparable quarter ended June 30, 2000. Expenses were flat between the first and second quarter of 2001 after accounting for the effects of a foreign exchange gain of $52,047 in the first quarter and a foreign exchange loss of $122,029 in the second quarter. Expenses increased 110% from the quarter ended June 30, 2000 as a result of the addition of senior executives, growth in professional fees associated with business development initiatives and the full absorption of general corporate expenses previously allocated to the Company's former Imaging Division.

Depreciation and amortization costs totaled $452,469 in the second quarter of 2001 compared to $310,923 in the first quarter of 2001 and $169,533 in the second quarter of 2000. The increases are attributable to capital asset acquisitions during the prior year.

Interest and other income for the second quarter of 2001 was $80,718 compared to $132,800 in the previous quarter and $231,436 in the second quarter of 2000. These fluctuations are attributable to changes in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Total revenues for the six months ended June 30, 2001, were $1,731,104, which represents a 636% increase over revenues of $235,164 from the comparable period ended June 30, 2000. Revenues for the period ended June 30, 2001, were derived 62% from software licenses, 34% from technical services and 4% from recurring revenue earned under software maintenance and support contracts. For the period ended June 30, 2000, software licenses represented 48% of total revenues while remaining revenues were derived from hardware sales, technical services and recurring revenue. Gross margins of 98% in the current period were significantly higher than gross margins of 51% in the comparable 2000 period as a result of a significant one-time hardware sale in 2000.

Operating expenses for the six months ended June 30, 2001 were $12,740,685 compared to $5,364,730 for the same period ended June 30, 2000. Research and Development expenses of $3,336,322 increased 128% over $1,462,565 in the 2000 period as a result of an increase in salaries and infrastructure costs associated with the addition of 32 headcount and the expanded use of contract developers. Sales and marketing costs of $5,418,764 increased 108% over $2,604,583 in the comparable 2000 period, consistent with growth in headcount and marketing initiatives. Administration expenses of $2,468,466 increased 137% over $1,040,465 in the comparable 2000 period largely due to the increase in headcount, professional fees to support business development activities and the impact of the elimination of corporate expense allocations to the Company's former Imaging division. Also included in operating expenses at June 30, 2001 is the restructuring charge of $753,741.

Depreciation and amortization increased to $763,392 in the first six months of 2001 compared to $257,117 in the comparable 2000 period due to the depreciation of capital assets purchased during the last half of 2000 and the first six months of 2001. The additions during this period included equipment for additional headcount and software licenses and professional services for the purchase and installation of a customer relationship management system.

Interest income decreased from $278,287 at the end of June 30, 2000 to $213,518 at the end of June 30, 2001, as a result of declining interest rates and changes to cash and short-term investment balances.

Liquidity and Capital Resources

At June 30, 2001 the Company's cash and short-term  investment  balances totaled
$4,569,126, compared to $8,953,944 at December 31, 2000. Working capital decreased from $8,620,344 to $4,318,326 during the period. The decrease in working capital is attributed to the funding of operations and the purchase of capital assets, offset by proceeds from the issuance of common shares in the first quarter of 2001. Accounts receivable increased from $492,097 at December 31, 2000 to $1,108,571, at June 30, 2001, due to an increase in sales activity at the end of the second quarter. Prepaid expenses decreased from $374,687 at December 31, 2000 to $165,162 at June 30, 2001 as a result of the recognition of expenses for events attended during the six months ended June 30, 2001.

Capital assets increased from $2,531,122 to $3,198,088 from December 31, 2001 to June 30, 2001 as a result of acquisitions of equipment to meet the requirements of additional headcount and the purchase of software licenses and professional services associated with the implementation of a customer relationship management system.

At June 30, 2001 the Company's primary sources of liquidity consisted of cash and short-term investments and a line of credit of approximately $800,000, which is secured against the short-term investments and of which $700,000 is committed against outstanding letters of credit. Subsequent to the quarter ended June 30, 2001, the Company obtained a $5 million bridge credit facility from Thomas Koll, the Company's CEO, which the Company may draw down at its discretion. Funds drawn from this facility will bear interest at a rate of 8% per annum and will be secured by a first charge on all assets of the Company.

The Company has implemented a restructuring program with the intent to decrease expenses and enable the Company's operations to be funded through to the end of 2001. Depending on the development of the business during this period, the Company may utilize its credit facilities to provide additional working capital. The Company has also entered into an Agency Agreement with a US and a Canadian investment dealer for a private placement offering of between $5,000,000 and $10,000,000 of special warrants. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Company's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of June 30, 2001, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On July 24, 2001 the Company entered into an agreement with Thomas Koll, the Company's Chief Executive Officer, for a credit facility in the amount of $5 million. As consideration for providing the credit facility, the Company agreed to grant Mr. Koll warrants to purchase up to 3,510,455 of the Company's common shares exercisable at a price per share of Cdn$1.10 for a period of three years. The warrants will not be exercisable until shareholder approval is obtained. If shareholder approval is not obtained, however, the warrants will be cancelled.

          These securities were issued pursuant to an exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). In relying upon such exemption the purchaser represented and the Company reasonably believed that he was an "accredited investor" as defined by Rule 501 of Regulation D of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual and Special Meeting of Shareholders was held on May 8. 2001, where the shareholders (i) approved setting the size of the Company's board of directors at seven, subject to increase as may be permitted under the Company Act (British Columbia), (ii) approved certain amendments to the Company's Stock Option Plan, (iii) elected Gary Ames, Thomas Koll, Jim McIntosh, Scot Land, David Neale, Bijan Sanii and Morgan Sturdy directors of the Company and (iv) appointed KPMG, Chartered Accountants, as the Company's independent auditors for fiscal year 2000 and authorized the Company's board of directors to fix the remuneration for such auditors, with the shareholders voting in the following manner:

     PROPOSAL 1: To approve setting the size of the Company's board of directors at seven, subject to increase as may be permitted under the Company Act (British Columbia). There were 2,467,037 votes cast for the proposal, 13,064 votes cast against, 770 votes abstained and 0 broker non-votes.

     PROPOSAL 2: To approve three amendments to the Company's Stock Option Plan, first, to amend the plan to make it compliant with certain U.S. tax requirements applicable to incentive stock option plans, second, to increase the number of shares issuable under the plan to 7,040,045 common shares; and third, to modify the option termination provisions to make them more flexible. There were 1,413,443 votes cast for the proposal, 82,783 votes cast against, 3,359 votes abstained and 981,286 broker non-votes.

     PROPOSAL 3: To elect the following individuals to the Company's board of directors:

     Name                        Votes For                      Votes Withheld
     ----                        ---------                      --------------
     Gary Ames                   2,477,396                           1,600
     Thomas Koll                 2,477,396                           1,600
     Jim MacIntosh               2,477,396                           1,600
     Scot Land                   2,477,396                           1,600
     David Neale                 2,476,996                           2,000
     Bijan Sanii                 2,477,096                           1,900
     Morgan Sturdy               2,476,846                           2,150

     PROPOSAL 4: To appoint KPMG, Chartered Accountants, as the Company's independent auditors for fiscal year 2001 and authorized the Company's board of directors to fix the remuneration for such auditors. There were 2,471,286 votes cast for the proposal, 1,200 votes cast against, 765 votes abstained and 0 broker non-votes.

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

     10.8(2) Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard

     10.9(2) Source Code License Agreement dated March 31, 1998 between the Corporation and DTS

     10.10(2) Source Code License Agreement dated June 9, 1998 between the Corporation and Wynd Communications Corporation

     10.11(2) Source Code License Agreement dated November 13, 1997 between the Corporation and Apple Computers

     10.12(2) OEM License Agreement dated December 5, 1997 between the Corporation and Certicom Corp.

     Exhibit
     Number         Description
     ------         -----------
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

    10.20(4) Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    10.24 Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

    10.25 Lease Agreement between the Corporation and Sterling Realty Organization Co.

    10.26 Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

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

        None.

PART III.  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2001

                                       INFOWAVE SOFTWARE, INC.


                                        /s/ Thomas Koll
                                        ----------------------------------------
                                        Thomas Koll
                                        Chief Executive Officer


                                        /s/ Todd Carter
                                        ----------------------------------------
                                        Todd Carter
                                        Chief Financial Officer

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

    10.20(4) Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    10.24 Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

    10.25 Lease Agreement between the Corporation and Sterling Realty Organization Co.

    10.26 Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

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