Form 10-Q
period 2001-09-30
INFOWAVE SOFTWARE INC
filed 2001-11-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                             Yes [X]    No [ ]


           Common shares outstanding at September 30, 2001: 23,411,003

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                  For the Nine months Ended September 30, 2001


                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        a)  Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000........................................1

        b)  Consolidated Statements of Operations and Deficit
            For the three months and nine months ended September 30, 2001 and 2000..........2

        c)  Condensed Consolidated Statements of Cash Flows
            For the three months and nine months ended September 30, 2001 and 2000..........3

        d)  Notes to Consolidated Financial Statements......................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................................10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................13

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................................13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................13

ITEM 5. OTHER INFORMATION...................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................14

PART III.  SIGNATURES.......................................................................17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)



-----------------------------------------------------------------------------------------------------
                                                                   September 30,       December 31,
                                                                       2001                2000
                                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets
Current Assets:
        Cash and cash equivalents                                   $  640,876           $ 2,368,092
        Short term investments                                         348,112             6,585,852
        Accounts receivable                                          1,810,804               492,097
        Finished goods inventory                                        79,714                93,499
        Prepaid expenses                                               271,354               374,687
-----------------------------------------------------------------------------------------------------
                                                                     3,150,860             9,914,227

Deferred financing costs (note 6)                                    1,231,602                     -
Capital assets (note 7)                                              2,929,814             2,531,122
-----------------------------------------------------------------------------------------------------
                                                                    $7,312,276           $12,445,349
-----------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities                    $1,797,238           $ 1,087,536
        Operating loan (note 8)                                      1,479,656                     -
        Deferred revenue                                               343,570               206,347
-----------------------------------------------------------------------------------------------------
                                                                     3,620,464             1,293,883
Shareholders' equity (note 9)
        Share capital
            Authorized: 200,000,000 voting common shares
        (2000: 100,000,000)
            Issued: 23,411,003 (2000: 21,095,458)                   44,039,803            35,148,040
        Deficit                                                    (39,800,707)          (23,765,641)
        Cumulative translation account                                (547,284)             (230,933)
        ---------------------------------------------------------------------------------------------
                                                                     3,691,812            11,151,466
-----------------------------------------------------------------------------------------------------
                                                                    $7,312,276           $12,445,349
-----------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)



----------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                       Nine months ended
                                                      September 30,       September 30,      September 30,     September 30,
                                                          2001                2000                2001             2000
                                                       (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Revenues                                              $   923,282         $   509,849       $ 2,654,386        $   745,013

Cost of goods sold                                        161,308              74,468           348,850            132,749
----------------------------------------------------------------------------------------------------------------------------
                                                          761,974             435,381         2,305,536            612,264
Expenses:
  Research and development                              1,124,893             852,567         4,461,215          2,315,132
  Sales and marketing                                   2,287,515           2,231,377         7,548,884          4,893,313
  Administration                                          867,313             825,503         3,335,779          1,895,602
  Restructuring (note 4)                                  472,954                   -         1,226,695                  -
  Depreciation and amortization                           584,757             189,666         1,348,149            446,783
----------------------------------------------------------------------------------------------------------------------------
                                                        5,337,432           4,099,113        17,920,722          9,550,830
----------------------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations               4,575,458           3,663,732        15,615,186          8,938,566

Interest and financing costs                              666,062                   -           666,062                  -
Interest and other income                                 (32,664)           (280,436)         (246,182)          (558,723)

----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                         5,208,856           3,383,296        16,035,066          8,379,843

Discontinued operations:
  Loss from operations (note 5)                                 -                   -                 -            473,088
  Loss (gain) on disposal (note 5)                              -            (256,212)                -          1,259,863
----------------------------------------------------------------------------------------------------------------------------
                                                                -            (256,212)                -          1,732,951
----------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                 5,208,856           3,127,084        16,035,066         10,112,794

Deficit, beginning of period                           34,591,851          12,762,483        23,765,641          5,776,773
----------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                $39,800,707         $15,889,567       $39,800,707        $15,889,567
----------------------------------------------------------------------------------------------------------------------------
Loss (gain) per share, basic and diluted
  Continuing operations                               $      0.22         $      0.16       $      0.70        $      0.43

  Discontinued operations                                       -              ($0.01)                -        $      0.09
----------------------------------------------------------------------------------------------------------------------------
  Net loss                                            $      0.22         $      0.15       $      0.70        $      0.52
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding          23,410,587          20,879,845        22,952,322         19,655,539
Adjustment for shares contingently issued                       -             (44,500)                -            (73,208)
----------------------------------------------------------------------------------------------------------------------------
                                                       23,410,587          20,835,345        22,952,322         19,582,331
----------------------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)



--------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                 Nine months ended
                                                         September 30,    September 30,    September 30,     September 30,
                                                             2001             2000              2001             2000
                                                          (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                   ($4,286,519)     ($6,535,783)     ($14,140,197)    ($11,408,843)
Net cash from (used in) discontinued operations                    -          292,869                 -         (824,050)
--------------------------------------------------------------------------------------------------------------------------
                                                          (4,286,519)      (6,242,914)     (14, 140,197)     (12,232,893)
Cash flows from (used in) investing activities:
      Proceeds from sale of imaging division                       -        1,322,774                 -        1,322,774
      Redemption (purchase) of short term
          investments                                      1,787,863         (126,548)        6,079,073       (6,696,979)
      Purchase of capital assets                            (441,401)        (503,831)       (2,181,341)      (2,355,845)
--------------------------------------------------------------------------------------------------------------------------
                                                           1,346,462          692,395         3,897,732       (7,730,050)
Cash flows from (used in) financing activities:
      Proceeds from operating loan                         1,510,701                -         1,510,701                -
      Deferred financing costs                              (249,257)               -          (249,257)               -
      Issuance of shares and warrants for cash,
          net of issue costs                                  (2,263)         558,532         7,328,865       22,608,375
--------------------------------------------------------------------------------------------------------------------------
                                                           1,259,181          558,532         8,590,309       22,608,375

Effect of foreign exchange rates on cash and cash
      equivalents held in a foreign currency                 (60,713)        (103,735)          (75,060)        (196,736)
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          (1,741,589)      (5,095,722)       (1,727,216)       2,448,696

Cash and cash equivalents, beginning of period             2,382,465       11,903,508         2,368,092        4,359,090
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $   640,876       $6,807,786        $  640,876       $6,807,786
--------------------------------------------------------------------------------------------------------------------------
Supplemental information:
      Warrants issued for financing costs (note 8)       $ 1,613,096                -        $1,613,096                -
      Shares issued for share subscription                         -                -                 -       $  537,666
      receivable
--------------------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2001 and for all periods presented, have been included. Interim results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The unaudited consolidated balance sheets, statements of operations and deficit and condensed statements of cash flows include the accounts of the Company and its wholly-owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 11, these financial statements comply, in all material respects, with generally accepted accounting principles ("GAAP") in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2000 except, for Canadian GAAP purposes, the change in the method of calculation of basic and fully diluted per share amounts discussed in note 3.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2.   Continuing operations

These financial statements have been prepared on a going concern basis. The Company has experienced significant operating losses for the nine month period ended September 30, 2001 and in prior years and has a working capital deficit of $469,604 as at September 30, 2001. To date the Company has financed its continuing operations through sales, the issuance of common shares and more recently from a credit facility provided by the Company's Chief Executive Officer (see note 8). Continuing operations of the Company will depend upon the successful completion of external financing arrangements and ultimately the attainment of profitable operations.

As at September 30, 2001, the Company has a further $3,520,344 available under the credit facility provided by the Company's Chief Executive Officer. Amounts drawn down are due January 23, 2002. The Company plans to continue to seek further financing and is currently working to complete a private placement offering as described in note 9(b). There can be no guarantee that such a financing will occur. In addition, the Company has undertaken a restructuring program (see note 4) in order to reduce its expenditures and streamline operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing and cost reduction strategies in order to satisfy its working capital and other cash requirements.

3.   Loss per share

Effective January 1, 2001, the Company adopted the new accounting standard, Handbook Section 3500 - Earnings per Share, issued by the Canadian Institute of Chartered Accountants ("CICA"). For the Company, the new Section does not affect the calculation of basic earnings per share amounts but does affect diluted per share amounts. Section 3500 requires the use of the treasury stock method for calculating the dilutive effect of outstanding warrants and options and requires disclosure of a reconciliation of the numerator and denominator of basic and fully diluted per share calculations. The new section also requires disclosure of any potentially dilutive securities that are currently anti-dilutive. Dilutive securities such as stock options and warrants

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



are included in the calculation of diluted per share amounts only if the market price of the underlying common shares exceeds the exercise price. This change in accounting policy has been applied retroactively and has had no effect on per share amounts reported in prior periods.

Basic loss per share has been calculated using the weighted average number of common shares outstanding. For purposes of the weighted average shares outstanding for the nine months ended September 30, 2000, shares held in escrow pursuant to the employee incentive plan are excluded from the calculation as they are considered contingently issuable. Diluted loss per share amounts do not differ as the effect of outstanding options and warrants is anti-dilutive.

As at September 30, 2001, the Company had 6,234,589 stock options outstanding with exercise prices ranging from $0.40 CAD to $64.50 CAD and 4,863,473 warrants outstanding with exercise prices ranging from $1.10 CAD to $32.50 CAD. Of these stock options and warrants, 3,272,102 options and 4,863,473 warrants were not included in the diluted per share calculations for the three months ended September 30, 2001 as their exercise prices exceeded the market value of the underlying shares (2,055,523 options and 3,510,455 warrants excluded for the nine months ended September 30, 2001).

4.   Restructuring expense

During the nine months ended September 30, 2001 the Company completed a restructuring that included employee severance payments of $470,430, lease termination costs of $468,680 and write-downs of unrecoverable leasehold improvements of $287,585. The comparable costs for the three-month period ended September 30, 2001 are $456,274, $16,680 and nil, respectively. Accounts payable and accrued liabilities included $176,700 related to these costs at September 30, 2001.

5.   Discontinued operations

Discontinued operations include the results of operations and loss on disposal of the former imaging division. The disposition was recognized as a discontinued operation at March 31, 2000 and the final sale was effective on August 31, 2000.

6.   Deferred financing costs

As of September 30, 2001 the Company has incurred $242,609 of costs with respect to its prospective financing (note 9(b)). These costs have been recognized as a deferred financing cost and will be applied as a reduction to the proceeds of the financing during the period in which the financing is completed. If the Company does not proceed with the financing in substantially the form as currently contemplated, these costs will be charged to operations during the period in which this determination is made. The Company has also incurred financing costs with respect to the operating loan as described in note 8. These costs are being amortized against income over the term of the facility.

7.   Capital assets

===============================================================================================================
                                                                               Accumulated           Net Book
September 30, 2001 (unaudited)                                Cost             Depreciation           Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $3,908,459           $1,850,478          $2,057,981
Leasehold improvements                                       432,229               88,487             343,742
Office equipment                                             603,186              124,177             479,009
Software licenses and purchased source code                  194,553              145,471              49,082
---------------------------------------------------------------------------------------------------------------
                                                          $5,138,427           $2,208,613          $2,929,814
===============================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



===============================================================================================================
                                                                               Accumulated           Net Book
December 31, 2000                                            Cost             Depreciation           Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $2,232,198             $751,546          $1,480,652
Leasehold improvements                                       481,866               36,701             445,165
Office equipment                                             597,013               67,481             529,532
Software licenses and purchased source code                  204,927              129,154              75,773
---------------------------------------------------------------------------------------------------------------
                                                          $3,516,004             $984,882          $2,531,122
===============================================================================================================


8.   Operating loan

The Company has entered into an agreement with Thomas Koll, Chief Executive Officer of the Company, for a credit facility in the amount of $5 million. As part of the agreement, Koll will also subscribe for a $1 million lead order in the Company's next equity financing. The Company may draw down the credit facility at its discretion and the principal outstanding under the loan bears interest at a rate of 8% per annum, payable at maturity. The loan is secured by a first charge on all of the assets of the Company and is due and payable on demand on or after January 23, 2002.

As consideration for providing the credit facility, the Company granted Koll warrants to purchase up to 3,510,455 common shares at a price of CDN$1.10, exercisable for three years. The fair value of these warrants of $1,613,096 has been recognized as a deferred financing cost and is being amortized over the term of the operating loan. The issuance of the warrants was approved by the Company's shareholders on September 26, 2001 and is subject to receipt of all applicable regulatory approvals. The Company also agreed to pay Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan.

9.   Shareholders' equity

(a) On February 22, 2001 the Company issued 2,272,728 units (the "Units") at a price of $3.62 (CDN$5.50) per Unit for gross proceeds of $8,217,500 (CDN$12,500,000). Each Unit is comprised of one common share and one-half of one common share purchase warrant (the "Warrant") of the Company. Each whole Warrant entitles the holder to purchase one common share for a period of 18 months from closing at a price equal to $4.71 (CDN$7.15) per share.

(b) On July 27, 2001, the Company entered into an Agency Agreement (the "Agreement") with a US and a Canadian investment dealer (the "Agents") for a private placement offering of up to US$15,000,000 of special warrants on a best efforts basis.

     The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of a common share purchase warrant. Each unit will be issued for a closing price equal to the lower of (a) CDN$0.69 and (b) 85% of the weighted average of the trading prices of the Company's common shares on the TSE for the five trading days preceding the closing of the private placement.

     Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price that represents a 30% premium to the private placement closing price. The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equalled or exceeded Cdn.$9.00 for 20 consecutive trading days. The purchase warrants will also contain provisions for cashless exercise.

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

(c) On September 26, 2001 the Company held an extraordinary general meeting of members at which time the shareholders approved an increase in the number of shares issuable under the Company's Stock Option Plan from 7,040,045 Common Shares to 8,568,679 Common Shares. The shares underlying this option pool increase cannot be issued until the Company closes a private placement of minimum US$5,000,000. On September 27, 2001 the Company issued 1,281,400 stock options to employees at an exercise price of C$0.40 per share. No options in this series of grants will vest prior to the closing of the above stated private placement.


10.  Contingency

The  Company  has  received a letter  dated  September  17,  2001 from  Glenayre
Electronics, Inc. ("Glenayre") informing Infowave that Glenayre requires indemnity under certain agreements Infowave has with Glenayre. The Company has previously developed and supplied technology to Glenayre. After an internal investigation, and consultation with outside counsel, based upon the description provided by Glenayre in relation to its need for indemnity, the Company believes that the technology Infowave developed and supplied to Glenayre does not infringe the intellectual property rights of any third party and therefore, any costs associated with indemnification, if required, will not be material.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



11.  United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 13 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended September 30, 2001. The following are the material measurement differences from GAAP in the United States as they relate to the Company's September 30, 2001 financial statements:

(a)  Net loss and net loss per share:

----------------------------------------------------------------------------------------------------------------------
                                                               Three months ended              Nine months ended
                                                              September     September        September     September
                                                              30, 2001      30, 2000         30, 2001       30, 2000
                                                             (unaudited)    (unaudited)     (unaudited)    (unaudited)
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
  Canadian GAAP                                              $5,208,856     $3,383,296      $16,035,066    $8,379,843
Adjustment for stock-based compensation relating to
  stock options issued to non-employees                               -          1,755          123,730         5,300
Adjustment for stock-based compensation relating to
  escrow shares                                                       -          3,075                -         9,793
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
  United States GAAP                                          5,208,856      3,388,126       16,158,796     8,394,936
Discontinued operations                                               -       (256,212)               -     1,732,951
----------------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP               $5,208,856     $3,131,914      $16,158,796   $10,127,887
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in
  accordance with Canadian and United States GAAP            23,410,587     20,835,345       22,952,322    19,582,331
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Loss (gain) per share, basic and diluted:
  Continuing operations                                      $     0.22     $     0.16      $      0.70   $      0.43
  Discontinued operations                                             -         ($0.01)               -   $      0.09
----------------------------------------------------------------------------------------------------------------------
      Net loss                                               $     0.22     $     0.15      $      0.70   $      0.52
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss in accordance with United
    States GAAP                                              $5,208,856     $3,131,914      $16,158,796   $10,127,887
  Other comprehensive loss (income):
    Foreign currency translation adjustment                     226,180        263,064          316,351       413,185
----------------------------------------------------------------------------------------------------------------------
                                                             $5,435,036     $3,394,978      $16,475,147   $10,541,072
----------------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



11.  United States generally accepted accounting principles (continued)

(b)  Balance sheet:

-----------------------------------------------------------------------------------------------------------
                                                                        September 30,         December 31,
                                                                                2001                  2000
                                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                            $ 7,312,276          $12,445,349
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                        September 30,         December 31,
                                                                                2001                  2000
                                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                           $44,039,803          $35,148,040
     Foreign exchange effect on conversion of 1998 and prior
         share capital transactions                                          543,269              543,269
     Additional paid in capital relating to stock options issued
         to non-employees                                                    520,999              605,967
     Additional paid in capital related to escrow shares                     107,077              107,077
     Deferred compensation related to stock options issued
         to non-employees                                                     (2,756)            (211,454)
-----------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                       45,208,392           36,192,899
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with Canadian GAAP                                 (39,800,707)         (23,765,641)
     Foreign exchange effect on conversion of 1998 and prior
         income statements                                                  (189,240)            (189,240)
     Cumulative effect of stock based compensation relating
         to stock options issued to non-employees                           (516,655)            (392,925)
     Cumulative effect of stock based compensation relating
         to escrow shares                                                   (101,474)            (101,474)
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                            (40,608,076)         (24,449,280)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with Canadian GAAP             (547,284)            (230,933)
     Foreign exchange effect on conversion of 1998 and prior
         financial statements                                               (341,140)            (341,140)
     Cumulative foreign exchange effect of US GAAP
         adjustments                                                         (20,080)             (20,080)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United
     States GAAP                                                            (908,504)            (592,153)
-----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                        $ 3,691,812          $11,151,466
-----------------------------------------------------------------------------------------------------------

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


Quarter ended September 30, 2001 compared to the second quarter of 2001 and the third quarter of 2000

Third quarter revenues were $923,282, representing a 6% increase from revenues of $873,340 in the second quarter of 2001 and an 81% increase from revenues of $509,849 in the third quarter of 2000. For the period, 2% of revenue was derived under the software development and licensing agreement with Intel Corporation compared to 74% in the same period last year. Gross margins in the third quarter of 2001 were 83% as the Company now includes sales commissions, along with costs of packaging and royalties, in the Cost of Goods Sold calculation. Gross margins have been restated for comparative purposes to 89% from 98% for the prior quarter and to 85% from 97% in the third quarter of 2000.

Total expenses for the third quarter ended September 30, 2001 were $5,337,432 compared to $6,857,597 for the quarter ended June 30, 2001 and $4,099,113 for the quarter ended September 30, 2000. Third quarter 2001 expenses included a $472,954 charge related to the Company's restructuring initiative, which is comprised primarily of employee severance. In absence of this charge, total expenses decreased 20% from the second quarter ended June 30, 2001 and increased 19% from the third quarter of 2000. The decrease in expenses from June 30, 2001 to September 30, 2001 is attributable to reduced payroll, contract labour, travel and entertainment expenses. The increase in expenses from September 30, 2000 to September 30, 2001 is primarily due to an increase in research and development costs and an increase in depreciation and amortization related to the acquisition of capital assets during the year.

Total research and development expenses for the third quarter of 2001 totaled $1,124,893, representing a decrease of 36% from second quarter 2001 expenses of $1,767,385 and an increase of 32% from third quarter 2000 expenses of $852,567. Total research and development headcount was 52 at the end of September 30, 2001, 85 at the end of June 30, 2001 and 58 at the end of September 30, 2000. The decrease in headcount from the previous quarter to the current quarter is attributable to the impact of the company's restructuring initiative, which began at the end of the second quarter and is responsible for the commensurate decrease in expenses. The increase in expenses, as compared to the third quarter 2000, is a result of growth in the use of contract developers, increased salary expense and increased facilities costs.

Sales and  marketing  expenses  of  $2,287,515,  for the third  quarter of 2001, decreased 11% from $2,558,625 in the previous quarter ended June 30, 2001 and increased 3% from $2,231,377 in the comparable quarter ended September 30, 2000. (All amounts have been restated, with sales commissions reallocated from Sales and marketing expense to cost of goods sold). Sales and marketing headcount was 62 at September 30, 2001 compared to 82 at June 30, 2001 and 53 at September 30, 2000. The decrease in expenses from the second quarter of 2001 is attributable to reductions in headcount, web costs, exhibit fees and other related initiatives, offset by increased travel, entertainment and infrastructure costs. The increase in expenses from the third quarter of 2000 is a result of increased salary cost due to the increased headcount, partially offset by lower advertising and recruiting costs.

Administration expenses for the third quarter ended September 30, 2001 were $867,313, a decrease of 34% from $1,325,377 in the second quarter of 2001 and an increase of 5% from $825,503 in the comparable quarter ended September 30, 2000. Expenses decreased from the second quarter primarily as a result of decreased salary expense, offset by increased legal fees, professional fees and allowances for doubtful accounts. Expenses were effectively flat between the third quarter of 2001 and the third quarter of 2000.

Depreciation and amortization costs totaled $584,757 in the third quarter of 2001 compared to $452,469 in the second quarter of 2001 and $189,666 in the third quarter of 2000. The increases are attributable to capital asset acquisitions during the year.

Interest and other income for the third quarter of 2001 was $32,644 compared to $80,718 in the previous quarter and $280,436 in the third quarter of 2000. Fluctuations between this quarter and prior quarters are attributable to changes in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments. The company also charged $666,062 of interest and financing costs during the quarter, primarily consisting of amortization of the fair value of warrants granted as compensation for the credit facility as described in Note 8 to the financial statements and interest costs associated with the utilization of the credit facility.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Total revenues for the nine months ended September 30, 2001, were $2,654,386, which represents a 256% increase over revenues of $745,013 in the comparable period ended September 30, 2000. For the period, 22% of revenue was derived under the software development and licensing agreement with Intel Corporation compared to 50% in the same period last year. Gross margins of 87% in the current period were higher than gross margins of 82% in the comparable 2000 period as a result of a significant one-time hardware sale in 2000.

Operating expenses for the nine months ended September 30, 2001 were $17,920,722 compared to $9,550,830 for the same period ended September 30, 2000. Research and Development expenses of $4,461,215 increased 93% over $2,315,132 in the 2000 period as a result of an increase in salaries and infrastructure costs associated with increased headcount during the first and second quarters of 2001 and the expanded use of contract developers. Sales and marketing costs of $7,548,884 increased 54% over $4,893,313 in the comparable 2000 period, consistent with growth in headcount during the first half of 2001, partially offset by reduced advertising and other marketing expense. Administration expenses of $3,335,779 increased 76% over $1,895,602 in the comparable 2000 period largely due to the increase in salary expense associated with the addition of the CEO, professional fees to support business development and other corporate activities. Also included in operating expenses at September 30, 2001 are restructuring charges of $1,226,695.

Depreciation and amortization increased to $1,348,149 in the first nine months of 2001 compared to $446,783 in the comparable 2000 period due to the depreciation of capital assets purchased during the last quarter of 2000 and the first nine months of 2001. The additions during this period included equipment for additional headcount and software licenses and the purchase and installation of a customer relationship management system.

Interest income decreased from $558,723 at the end of September 30, 2000 to $246,182 at the end of September 30, 2001, as a result of declining interest rates and changes to cash and short-term investment balances. The company also charged $666,062 of Interest and financing costs during the period primarily as a result of amortization of the fair value of the warrants granted as compensation for the credit facility as described in Note 8 to the financial statements and interest costs associated with the utilization of the credit facility.


Liquidity and Capital Resources

At September 30, 2001 the Company's cash and short-term investment balances totaled $988,988, compared to $8,953,944 at December 31, 2000. Working capital decreased from $8,620,344 to a deficiency of $469,604 during the period. The decrease in working capital is attributed to the funding of operations and the purchase of capital assets, and the utilization of $1,479,656 of the Company's $5 million credit facility. Accounts receivable increased from $492,097 at December 31, 2000 to $1,810,804, at September 30, 2001, due to an increase in sales activity at the end of the quarter and extended payment terms of larger accounts. Prepaid expenses decreased from $374,687 at December 31, 2000 to $271,354 at September 30, 2001 as a result of the recognition of expenses for events attended during the nine months ended September 30, 2001.

Capital assets increased from $2,531,122 to $2,929,814 from December 31, 2001 to September 30, 2001 as a result of acquisitions of equipment to meet the requirements of additional headcount and the purchase of software licenses and the implementation of a customer relationship management system.

The company has deferred financing costs of $1,231,602 comprised of $292,609 of costs incurred with respect to its prospective financing (note 9(b) to the financial statements) which will applied as a reduction to the proceeds of the financing during the period in which the financing is completed and non-cash financing costs of $938,993 with respect to the warrants granted under the credit facility agreement as described in Note 8 to the financial statements which are being amortized against income over the term of the facility.

At September 30, 2001 the Company's primary sources of liquidity consisted of cash and short-term investments and a line of credit of $5,000,000, of which approximately $1,500,000 has been drawn, which is secured by a first charge on all assets of the Company.

The Company has also entered into an Agency Agreement with a US and a Canadian investment dealer for a private placement offering of between $5,000,000 and $15,000,000 of special warrants. If the private placement is not completed, the Company will have sufficient cash and short-term investments to fund its operations through 2001, thereafter the Company will need to seek additional sources of funding. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Company's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts the majority of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of September 30, 2001, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company has received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing Infowave that Glenayre requires indemnity under certain agreements Infowave has with Glenayre. The Company has previously developed and supplied technology to Glenayre. After an internal investigation, and consultation with outside counsel, based upon the description provided by Glenayre in relation to its need for indemnity, the Company believes that the technology Infowave developed and supplied to Glenayre does not infringe the intellectual property rights of any third party and therefore, that the Company does not need to indemnify Glenayre.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. On July 24, 2001 the Company entered into an agreement with Thomas Koll, the Company's Chief Executive Officer, for a credit facility in the amount of $5 million. As consideration for providing the credit facility, the Company agreed to grant Mr. Koll warrants to purchase up to 3,510,455 of the Company's common shares exercisable at a price per share of Cdn$1.10 for a period of three years.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Extraordinary Meeting of Members on September 26, 2001, where the shareholders (i) approved the issuance of up to 3,510,455 common shares to Mr. Thomas Koll, (ii) approved a private placement of a minimum of US$5,000,000 and a maximum of US$15,000,000, (iii) approved an amendment to the Company's Articles of Memorandum increasing the quorum requirement for a General Meeting of Members to 25% of issued shares, (iv) approved an amendment to the Company's Articles of Memorandum increasing the authorized capital of the Company to 200,000,000 Common Shares, and (v) approved the number of Common Shares issuable under the Company's Stock Option Plan, with the shareholders voting in the following manner:

     PROPOSAL 1: To approve the possible issuance of up to 3,510,455 common shares to Mr. Thomas Koll, President and Chief Executive Officer of the Company upon exercise of warrants granted to Mr. Koll in connection with a US$5,000,000 credit facility established by him in favour of the Company. There were 3,940,788 votes cast for the proposal, 46,265 votes cast against, 2,500 votes abstained and 1,165,454 broker non-votes.

     PROPOSAL 2: To approve a private placement of a minimum of US$5,000,000 and a maximum of US$10,000,000 (as may be increased up to US$5,000,000 to up to US$15,000,000) of Special Warrants and to authorize one or more other private placements on terms not less favourable than the private placement of Special Warrants, provided that the total amount of the private placement of Special Warrants and all such other private placements shall not exceed US$15,000,000. There were 3,730,684 votes cast for the proposal, 270,285 votes cast against, 1,100 votes abstained and 1,165,938 broker non-votes.

     PROPOSAL 3: To approve and amendment to the Company's Articles of Memorandum increasing the quorum requirement for a General Meeting of Members from 10% to 25% of the issued shares of the Company. There were 3,928,434 votes cast for the proposal, 73,635 votes cast against, 500 votes abstained and 1,165,438 broker non-votes.

     PROPOSAL 4: To approve an amendment to the Company's Articles of Memorandum increasing the authorized capital from 100,000,000 to 200,000,000 Common Shares without par value. There were 5,044,877 votes cast for the proposal, 120,630 votes cast against, 2,500 votes abstained and 0 broker non-votes.

     PROPOSAL 5: To approve an increase in the number of Common Shares issued in the past and issuable in the future under the Company's Stock Option Plan from 7,040,045 Common Shares to 8,568,679 Common Shares. There were 3,678,304 votes cast for the proposal, 321,765 votes cast against, 2,500 votes abstained and 1,165,438 broker non-votes.


ITEM 5.  OTHER INFORMATION

     Scot Land resigned as a director of the Company as of September 6, 2001.


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

      4.1(2)        Employee   Incentive   Plan  dated   April  28,   1997,   as
                    supplemented September 25, 1997

      4.2(2) Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

      4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5(5)        Stock Option Plan, as amended

     Exhibit
     Number         Description
     ------         -----------
      4.6(6)        Form of Shareholders  Rights Plan Agreement dated as of June
                    5, 2000 between the Corporation and Montreal Trust Company of Canada

      4.7           Warrant  Certificate  dated July 24,  2001  issued to Thomas
                    Koll

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

    10.20(4) Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    10.24(9) Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

    10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

    10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

    10.27 Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

    10.28           Security   Agreement   dated  July  24,  2001  made  by  the
                    Corporation in favor of Thomas Koll

    10.29 Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

    10.30 Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

    10.31           Promissory   Note  dated   August  10,   2001   between  the
                    Corporation and Sal Visca

    10.32           Employment   letter   dated  August  10,  2001  between  the
                    Corporation and Sal Visca

    99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
----------------------
*    Indicates management contract.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

     (b)  Reports on Form 8-K

     The Company filed an 8-K on July 13, 2001, attaching the Company's earning release for the second quarter of 2001.

PART III.  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 2001

                                        INFOWAVE SOFTWARE, INC.

                                        /s/ Thomas Koll
                                        ---------------------------------------
                                        Thomas Koll
                                        Chief Executive Officer


                                        /s/ Todd Carter
                                        ---------------------------------------
                                        Todd Carter
                                        Chief Financial Officer

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

      4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

      4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

      4.5(5)        Stock Option Plan, as amended

      4.6(6) Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and Montreal Trust Company of Canada

      4.7           Warrant  Certificate  dated July 24,  2001  issued to Thomas
                    Koll

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

    10.20(4) Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

    10.21(7) Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

   *10.22(8)        Employment  Agreement  dated  December  14, 2000 between the
                    Corporation and Thomas Koll

    10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

    10.24(9) Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

    10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

    10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

    10.27 Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

    10.28           Security   Agreement   dated  July  24,  2001  made  by  the
                    Corporation in favor of Thomas Koll

    10.29 Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

    10.30 Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

    10.31           Promissory   Note  dated   August  10,   2001   between  the
                    Corporation and Sal Visca

    10.32           Employment   letter   dated  August  10,  2001  between  the
                    Corporation and Sal Visca

    99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
----------------------
*    Indicates management contract.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.