Form 10-K
period 2001-12-31
INFOWAVE SOFTWARE INC
filed 2002-03-28
CIK 1074564

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

     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                         Commission file number 0-29944

                             INFOWAVE SOFTWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  British Columbia, Canada                              98 0183915
-------------------------------             ------------------------------------
(Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

                           200 - 4664 Lougheed Highway
                    Burnaby, British Columbia, Canada V5C 5T5
                    (Address of principal executive offices)

                  Registrant's telephone number: (604) 473-3600

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
-------------------------------        -----------------------------------------
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

Aggregate market value of the registrant's Common Shares held by non-affiliates as of December 31, 2001 was approximately US$19,437,500. The number of the Registrant's Common Shares outstanding as of December 31, 2001, was 23,440,203.

================================================================================

                                TABLE OF CONTENTS

Part I........................................................................1

Item 1: Business..............................................................1

Item 2: Properties............................................................12

Item 3: Legal Proceedings.....................................................12

Item 4: Submission of Matters to a Vote of Security Holders...................13


Part II.......................................................................13

Item 5: Market for Registrants Common Equity and Related Stockholder
          Matters.............................................................13

Item 6: Selected Financial Data...............................................18

Item 7: Managements' Discussion and Analysis of Financial Condition
          and Results of Operations...........................................20

Item 7A: Quantitative and Qualitative Disclosure about Market Risk............26

Item 8: Financial Statements and Supplementary Data...........................27

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................56


Part III......................................................................56

Item 10: Directors and Officers of the Registrant.............................56

Item 11: Executive Compensation...............................................59

Item 12: Security Ownership of Certain Beneficial Owners and Management.......61

Item 13: Certain Relationships and Related Transactions.......................63


Part IV.......................................................................64

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....64

Signatures....................................................................67

                                     PART I

                                ITEM 1: BUSINESS


THE COMPANY

Infowave Software, Inc. ("Infowave" or the "Company") develops, markets and sells infrastructure software solutions that facilitate wireless computing. Infowave's software leverages wireless communications networks to provide secure, real-time mobile access to corporate information. The Company's software works over a variety of wireless networks and with a spectrum of mobile devices ranging from laptop computers to the new generation of digital mobile phones, enabling users to gain wireless access to e-mail, corporate data, enterprise applications and the Internet. Except where otherwise indicated, all dollar amounts in this annual report are stated in United States dollars.

The Company is amalgamated under the Company Act (British Columbia). The Company's head office and development facilities are located at The Infowave Building, Suite 200, 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5 (telephone 604.473.3600). The Company's registered office is at Suite 2600, Three Bentall Centre, 595 Burrard Street, PO Box 49314, Vancouver, British Columbia, Canada, V7X 1L3. The Company's wholly-owned subsidiary, Infowave USA Inc., was incorporated under the laws of the State of Washington and is located at Suite 500, 3535 Factoria Blvd. SE, Bellevue, Washington, 98006 (telephone 425.806.3100). The Company operates a sales office in London, England at 33 St James Square, London, United Kingdom SW1Y 4JS (telephone + 44 (0) 20 7661 9374) and in Munich, Germany at Leopoldstrasse 244, 80807 Munich, Germany (telephone 49 89 24445-2163).

GENERAL DEVELOPMENT OF THE BUSINESS

The Company was originally formed in 1984 as GDT Softworks Inc under the laws of the Province of British Columbia, Canada. The Company initially focussed on the development of software solutions for printer driver products. In 1993, the Company began to expand its focus to include developing wireless messaging software.

By 1998, the Company began to operate its wireless business (the "Wireless Division") and its printer driver business (the "Imaging Division") as distinct operating divisions. The Company's name was changed to Infowave Wireless Messaging Incorporated in 1997 and to its current name in 1998. In 2000, management of the Company determined that it was in the best interests of the Company to focus its time and resources solely on the Wireless Division. As a result, the Company sold the Imaging Division effective August 31, 2000 for $1.32 million in cash. The Imaging Division generated revenue but was operating at a loss at the time of its sale. Since the sale of the Imaging Division, the Company has focussed solely on the development of its wireless software products. The development of the Company's wireless business is described below under "Business of the Company".

In February 2001, Mr. Thomas Koll was appointed Chief Executive Officer of the Company. Mr. Koll joined Infowave from Microsoft Corporation, where he held several executive positions in the US and Europe from 1989 to 2001. Most recently, he was Vice President of Microsoft's Network Solutions Group where he was responsible for, among other things, Microsoft's worldwide business with telecommunications companies in the wireless and wireline markets.

In March 2002, the Company entered into a strategic alliance and sales agreement with Compaq Computer Corporations ("Compaq") (the "Compaq Strategic Alliance and Sales Agreement"). Under that agreement, the two companies agreed to collaborate on joint marketing activities, and Compaq agreed to make commercially reasonable efforts to bundle certain of Infowave's products with certain of their products. Concurrent with the signing of that agreement, Compaq made available to the Company, a three-year $2 million revolving loan facility, convertible at Compaq's option into Common Shares at a price of $1.00 per share. Infowave has also granted Compaq the ability to have an observer attend meetings of the Board of Directors.

BUSINESS OF THE COMPANY

Company Overview

Infowave's core commercial software product is the Infowave Wireless Business Engine(TM), which is a software infrastructure solution for extending corporate information and applications to mobile workers. The Infowave Wireless Business Engine has a modular architecture optimized for enterprise applications and supports multiple devices, networks, platforms and applications. Consequently, the mobile worker is given choice and flexibility while providing the enterprise with centralized management, scalability, security and encryption to protect and extend existing corporate investments in information technology. The Company's software solution, extending from mobile devices to enterprise servers, creates a wireless Virtual Private Network ("VPN") that the Company believes offers a very high level of security.

The functionality of the Infowave Wireless Business Engine extends to Infowave's suite of application connectors including the Exchange Connector, which provides access to Microsoft(R) Exchange(R) data, the Web Connector, which provides access to corporate intranets, web-enabled applications and the Internet, and the Open Application Connector which provides access to client server and legacy applications. These application connectors connect enterprise software, such as Microsoft Exchange, to the Wireless Business Engine so that the enterprise software can be operated wirelessly.

Infowave utilizes value-added resellers, systems integrators and application service providers to sell the Infowave Wireless Business Engine into the enterprise. The Company also has Original Equipment Manufacturer ("OEM") relationships with hardware and software vendors to develop proprietary or private-label wireless solutions. The Company's revenue is primarily derived from the sale of client access licenses, annual maintenance and support agreements and OEM-related engineering fees for customization and branding.

The Company's current customers and commercial alliances include Compaq, AT&T Wireless Services ("AT&T Wireless"), Rogers AT&T Wireless (Canada) ("Rogers AT&T") and Telus Mobility ("Telus"). Compaq is a reseller of the Company's products. Compaq is currently reselling the Company's software as a stand-alone product or with Compaq's Proliant Servers, iPAQnet Mobile Intranet and iPAQnet Mobile Email Pocket PC. Compaq has also selected the Company's products for internal deployment. Any future revenue from Compaq will depend upon Compaq's success in reselling the Company's products through its various sales channels and upon Compaq continuing to resell such products. There can be no assurance, however, that the relationship with Compaq will prove to be successful and will generate material revenues for the Company. See "Risk Factors - Reliance on Compaq." Each of AT&T Wireless, Rogers AT&T and Telus Mobility has selected the Company's products for internal deployment and are engaged in joint marketing activities.

Market Opportunity

The wireless "middleware" industry represents an opportunity in the enterprise software market that ties together several major trends that have developed over the past decade:

     o The deployment of back-end applications within the corporate Local Area Network ("LAN") such as Enterprise Resource Planning ("ERP"), Sales Force Automation ("SFA"), Groupware (Email, Personal Information Management) and Customer Relationship Management ("CRM") services has helped to drive increased productivity and efficiency within the enterprise.

     o The increase in the number of mobile workers has expanded the virtual office beyond the physical plant.

     o The integration of the Internet and the extension of back-end database applications to the Internet/Intranet have enabled web-based access to mission-critical data.

     o The increase in mobile device sales among professionals has driven the demand for remote, wireless access to corporate data.

Middleware is a general term for any programming that serves to "glue together" or mediate between two separate and usually pre-existing software programs. Messaging is a common service provided by middleware programs so that different applications can communicate.

Wireless middleware is enabling remote connectivity to the corporate LAN without being physically connected to the network, just as the cell phone removed the physical restraints of being connected to a land-based telephone line.

Infowave believes that providing wireless access to corporate data provides the following advantages:

     o Improved productivity and efficiency by enabling mobile workers to stay connected to mission-critical data at all times, either in the field or at home.

     o Leveraging existing hardware and software investments by extending these applications out of the office and into the field.

     o Improved revenue generation by selling the right product to the right customer at the right time.

     o Cost savings by providing faster and less expensive means to interact with employees and clients, and by lowering customer acquisition costs by reaching a wider audience unconstrained by time and place.

     o    Competitive   advantage   by  being  able  to   respond  to   customer
          queries/concerns in a much more timely manner.

Infowave's Wireless Business Engine is a wireless middleware platform that provides a single point of connectivity to wireless networks and acts as an interpreter/translator between mobile devices and back-end enterprise applications.

Infowave's technology was attained through several years of research and development. In the years ended December 31, 2001, 2000, and 1999 research and development expenditures were $5.39 million, $3.99 million, and $1.23 million, respectively.

Business Strategy

The  Company's   objective  is  to  become  the  leading  provider  of  wireless infrastructure software solutions to the enterprise. To achieve this objective, the Company has adopted the following strategy:

     o Continue to develop and maintain products to support a broad array of mobile information management products and technologies

     Management believes that one of the advantages of the Company's products are that they provide fast and secure access to corporate data without bias toward a particular operating system, network or device. The Company's products support the current leading mobile devices, including Palm operating system devices, Windows CE devices and Research in Motion's ("RIM") Blackberry devices. Furthermore, Infowave's products are compatible with most existing wireless protocols and networks, including CDPD, CDMA, GPRS, GSM and Mobitex. The Company is currently developing solutions to support additional 2.5G and new 3.0G networks, as well as support for Pocket PC 2002, new Palm OS devices and other messaging platforms. The Company has also released a desktop-redirector software product, Symmetry Pro, which enables the end-user to access email and other Microsoft Exchange information from a wireless Palm OS or Pocket PC device. By continuing to provide a broad range of products and supported application, devices and networks, management believes the Company can successfully meet the enterprise's mobile information needs.

     o    Leverage   relationships   with  leading   mobile   carriers,   device
          manufacturers,   application   developers  and  professional  services
          organizations

     The Company has relationships with leading companies, including Compaq, Intel Corporation ("Intel"), AT&T Wireless, Sierra Wireless, Inc., Sprint, Rogers AT&T, Telus, Handango, Inc. ("Handango"), Handspring, Inc. ("Handspring") and MobilePlanet, Inc. ("MobilePlanet"). See "Business of the Company - Distribution Channels." Management believes these relationships will help the Company achieve broader distribution of its products and technologies.

     o Focus sales and marketing efforts on channel partners and larger account opportunities

     Management believes that focused sales and marketing efforts are important to the Company's success in the developing wireless software market. The Company generates revenue from the Infowave Wireless Business Engine product primarily through sales channels described above. The Company also maintains a small direct sales force to assist channel partners with larger account opportunities and to pursue other select opportunities. Sales and marketing expenditures are primarily comprised of sales force, installation and customer support salaries, as well as travel and meals related to customer acquisition. The Company also participates in sales and marketing initiatives with partners as described above.

     o    Expand sales internationally

     Management believes that the European market for wireless data solutions is growing rapidly. Management intends to focus these resources on selling to large corporations within Europe that have a high demand for wireless enterprise solutions. The Company currently maintains a total staff of four full time employees among its offices in London, England and Munich, Germany.

Infowave Wireless Business Engine

The Infowave Wireless Business Engine is a wireless platform installed on the server and designed to support a suite of application connectors suitable for most enterprises. The Infowave Wireless Business Engine provides end-to-end security, data transport and bandwidth optimizations, session reliability, and multiple device and network support. Application connectors allow applications already being used by an enterprise behind a firewall to be accessed by the Infowave Wireless Business Engine. Infowave is currently shipping three application connectors: Exchange Connector, Web Connector and Open Application Connector ("Connectors"). Infowave is developing its messaging connector platform to include support for Lotus(R) Domino (Notes).

The Infowave Wireless Business Engine also creates an efficient wireless Virtual Private Network and improves remote dial-up connections by optimizing slower dialup (landline) connections into enterprise accounts and Wide Area Networks. As a result, mobile workers have fast, secure and feature-rich access to corporate data over either a wired or a wireless connection. The Infowave Wireless Business Engine is also network independent, allowing users to optimize their access to information over most major wireless data networks, including CDPD, CDMA, GRPS, GSM and Mobitex. The Company is currently developing the Infowave Wireless Business Engine to support additional 2.5G and new 3G networks.

The Infowave Wireless Business Engine also includes a client software component for mobile computing devices using a Windows operating system. The client software is installed on the wireless device and enables a secure wireless connection that extends through a wireless carrier, over the Internet and into the Infowave Wireless Business Engine installed at the enterprise or service provider. The client and server software manages the connection to ensure security, reliability, and optimization of all data sent and received. Infowave's client software has been developed to work with Windows 95/98/NT/2000 and Windows CE / Pocket PC.

The Infowave Wireless Business Engine and Connectors are distributed on CD-ROM.

The Company generates revenue through the sale of end-user licenses, with the price for each license varying based upon the number of Connectors purchased. Preferential pricing is available for large enterprise site licenses. In addition to one-time software license fees, the Company charges annual maintenance and support fees that vary with the level of support purchased. The Company also charges fees for installation services, training and professional services such as customization of its software products.

During 2001, revenue was divided approximately as follows: 69% from software licenses, 28% from technical services and 3% from other sources. During 2000, revenue from the Company's Wireless Division was divided approximately as follows: 28% from software licenses, 61% from technical services and 11% from other sources. 71% of the Company's 2001 revenue was from customers in the United States, 26% from customers in Canada and 3% from customers in Europe. This compares to 96% from the United States, 4% from Canada and 0% from Europe in 2000 and 97% from the Unites Stated, 3% from Canada and 0% from Europe in 1999. A substantial portion of the Company's software licenses and contracts for services may be terminated at any time by the customer without penalty. While the Company is not aware that a material amount of its current licenses or contracts will be terminated or renegotiated during the next 12 months, if such terminations or renegotiations do occur, it may have a material adverse effect on the Company. See also "Risk Factors."

Modular Architecture

Infowave has developed Connectors for the Infowave Wireless Business Engine that address the three areas of enterprise data: Messaging - Exchange Connector, Intranet/Web - Web Connector and Client Server/Legacy - Open Application Connector. The Connectors are plugged into the Infowave Wireless Business Engine allowing Information Technology managers to easily and efficiently manage the solution. Unlike many other wireless solutions that allow users to access only a subset of the features associated with an application, Infowave's Connectors allow users to gain access to the application as if they were in their office connected to their corporate network. Many corporate applications, such as ERP and CRM, have traditionally been accessed only through fast networks on full workstation computers and have not been well-suited for rendering to smaller devices in a mobile environment. However, each Connector developed by Infowave extends the entire application to the wireless device.

Exchange Connector

Infowave's Exchange Connector is an application connector which provides wireless access to Microsoft Exchange servers using Microsoft Outlook client software. Rather than plugging into a phone jack, users simply turn on their portable computing device and launch Infowave's software. The user then opens Microsoft Outlook, types a regular username and password and is connected wirelessly and securely to Microsoft Exchange. An important and timesaving feature of Exchange Connector is that it does not require a traditional synchronization procedure before enabling communication. All unread email in the corporate message store is immediately pushed out to the end-user and all outgoing email in the user's outbox is immediately sent. All data transmission is encrypted and compressed for speed and security. Infowave's Exchange Connector also features real-time synchronization capability - all incoming messages are stored to Microsoft Outlook and can be accessed when the user disconnects from the network. This capability gives end users online and offline access to data and allows productivity in situations such as on an airplane or when out of a wireless network coverage area. The user requires no unique training because Microsoft Outlook is used in the same way in the mobile environment as it would on a desktop. Similarly, the information technology manager requires little training as he or she manages users through existing standard management utilities.

Web Connector

Infowave's Web Connector is an application connector which is directed towards the growing demand for secure, wireless access to the Internet, corporate Intranets and extranets and web-based enterprise applications using standard web browsers on mobile computing devices. This application connector is important because enterprises are using Intranets to host information such as customer and sales data, service records and other back-end databases that employees, partners, customers and management access and share regularly. Upon installation of the Web Connector, mobile workers are meant to attain secure, reliable wireless access to this information. Enterprises can then leverage their existing applications, network architecture and important corporate information. The Enterprise's security policies and procedures for Internet and Intranet access are seamlessly extended to mobile users using the Infowave Wireless Business Engine and do not require any modifications or changes to the way in which these may be currently implemented.

Open Application Connector

In June 2001, Infowave released the Open Application Connector and a corresponding software development kit, which are designed to enable enterprises to independently develop solutions to wirelessly enable their legacy client/server applications using the Wireless Business Engine. The Infowave Open Application Connector leverages the security and optimization of the Infowave Wireless Business Engine and is intended to help provide a common platform for wireless access to all primary corporate applications, including CRM and ERP. With the addition of the Open Application Connector, Infowave offers a broad ranging enterprise solution enabling access to an array of corporate data including: messaging, Intranet/Web and client server/legacy applications.

Symmetry

Infowave has also developed a desktop software product, Symmetry, which delivers email, calendar, contacts and task information stored in Microsoft Outlook to any wireless mobile device capable of receiving short message service ("SMS") text messages, including pagers and digital mobile phones.

Symmetry is available on CD-ROM or can be downloaded from the Internet. The Company derives revenue from the sale of Symmetry through one-time software license fees.

Symmetry Pro

In January 2002, Infowave released Symmetry Pro which is a wireless software service for Palm and PocketPC powered device users. Symmetry Pro enables users to wirelessly access corporate email, contacts, attachments and calendar information. The service can be purchased and activated by the end-user, generally without the assistance of his or her enterprise's information technology department. It requires installation of Infowave's software on both the client desktop and mobile device, as well as subscription to the Infowave Symmetry Pro service. The service will be marketed directly by Infowave, through third-party agreements as well as private-label/OEM arrangements.

The Symmetry Pro service redirects email and other personal information management ("PIM") information from the user's desktop computer to a Symmetry Pro gateway (server) managed by Infowave or other secure third-party providers. The gateway manages the flow of information between the user's mobile device and desktop. Unlike Infowave's traditional software revenue model, Symmetry Pro is sold as a service and, therefore, revenue is to be derived from the user software license (one-time), subscription to the service (monthly or annually), maintenance and support (monthly or annually) or sale of the gateway server software (one-time). The end-user component of Symmetry Pro is distributed via the Internet, and the gateway server component is distributed via CD-ROM.

Distribution Channels

Resellers

Infowave entered into a worldwide reseller agreement with Compaq in April 2000. Compaq's professional services organization has 34,000 people in over 200 countries that can bring Infowave's products into their vast installed base of accounts. Infowave's relationship with Compaq brings a global installation, integration and support infrastructure. The Company will also have direct access to over 1,600 Compaq resellers. In March 2002, the Company entered into the Compaq Strategic Alliance and Sales Agreement which builds on previous sales, marketing and services agreements established between Compaq and Infowave over the past two years. Under the terms of this agreement, Compaq and Infowave will collaborate on a comprehensive marketing and communication program and a sales engagement strategy designed to generate demand for software and services. In addition to specific initiatives already underway, such as Compaq's recent Wireless Enterprise Framework announcement, Compaq has agreed to make commercially reasonable efforts to include certain Infowave software solutions and documentation with certain Compaq product and service offerings.

The Compaq Strategic Alliance and Sales Agreement also contains various other terms intended to expand and strengthen the relationship between the two companies. Infowave and Compaq have agreed to participate in certain co-development projects for new technology solutions. Infowave has provided Compaq with a volume pricing incentive. Infowave will showcase Compaq products and services at promotional events and will provide Compaq with the opportunity to deliver presentations at these events. Infowave and Compaq will explore methods of developing additional partnerships between their respective existing strategic relationships.

Concurrent  with  the  signing  of  the  Compaq  Strategic  Alliance  and  Sales
Agreement, Compaq made available to the Company, a three-year $2 million revolving loan facility, convertible into Common Shares at a price of $1.00 per share. Infowave has also granted Compaq the ability to have an observer attend meetings of the Board of Directors. Any future revenue from Compaq will depend upon Compaq's success in reselling the Company's products through its various sales channels and upon Compaq continuing to resell such products. There can be no assurance, however, that this relationship with Compaq will prove successful or will generate material revenues for the Company. See "Risk Factors - Reliance on Compaq."

Infowave has developed an Authorized Partner Program for regional or specialty channel partners. This standardized program is designed to allow the Company to scale its relationships with many reseller channel partners and drive further revenue opportunities and market penetration. Infowave resellers include Handango, Rogers AT&T and MobilePlanet in North America and Getronics NV (UK) in Europe. Any future revenue from these resellers will depend upon their success in reselling the Company's products through their various sales channels and upon these resellers continuing to resell such products. See "Risk Factors - Reliance on Key Third-Party Relationships."

OEM and Embedded Partners

Infowave is working to establish Original Equipment Manufacturers ("OEM") and bundling agreements with hardware manufacturers (device, server, infrastructure) and enterprise software vendors (such as CRM, ERP, etc.). The intent is for Infowave products and technology to be embedded for distribution and installation with partner products.

The Company signed a five-year software license and development agreement with Intel in June 2000. Under this agreement, the Company provided wireless enterprise expertise and technology to Intel and received engineering fees from Intel. This agreement contributed 18% of the Company's total revenue in 2001 and 58% of the Company's total revenue in 2000. The Company has completed all engineering services for Intel under this agreement. Any future revenue from Intel under this agreement will depend on whether Intel releases a product utilizing the Company's technology and the commercial success of any such product offering. There can be no assurance, however, that this relationship with Intel will generate material revenues for the Company in the future.

Marketing Alliances

Infowave has entered into a select number of marketing alliances with carriers, hardware companies, and other software companies. Marketing alliance partners do not resell the Company's products, but rather engage in joint marketing initiatives such as customer referrals, events, and direct mail activities that create sales leads for Infowave. Infowave is engaged in marketing activities with companies such as AT&T Wireless (US), Handspring, Rogers AT&T, Telus, Sierra Wireless, Inc. and Novatel Wireless, Inc.

Competition

The emerging wireless marketplace is presenting a variety of choices in wireless products that are required to satisfy the diverse needs of enterprises and their different classes of mobile workers. Infowave has attempted to differentiate itself by offering intelligent support for multiple devices, platforms, networks, applications, and services with centralized management. Infowave believes this approach will allow enterprise customers to optimize choice while leveraging their existing investments in hardware, software and training. Furthermore, Infowave has attempted to provide enterprise-grade security and optimization along with real-time access to both corporate applications and the Internet.

The mainstream market for business and consumer wireless data solutions is in its early stages and distinct categories for solutions are still evolving. Infowave currently offers technology to support all of these solutions.

Server Software

Server-based solutions sit behind the firewall in the enterprise or are hosted by service providers. Currently, Infowave's primary competition in the enterprise-server market comes from Aether Systems, Inc., Extended Systems Inc., RIM, Wireless Knowledge, Inc., Broadbeam Corporation and Microsoft Corporation.

Desktop Software

Desktop products require that end users have a desktop computer running at all times in order to redirect information to their mobile device. Infowave believes that these solutions generally appeal to the individual user rather than to the information technology manager. Currently, Infowave's primary competition in the desktop products market includes RIM Blackberry service, ViAir's Wireless Inbox and Microsoft's Mobile Outlook Manager. See "Risk Factors - Wireless Industry Growth and Competition."

Proprietary Protection

Infowave's software solutions are protected by a combination of certain intellectual property rights. Infowave relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. Infowave has also applied for several patents. As part of its confidentiality procedures, the Company generally enters into a non-disclosure and confidentiality agreement with each of its consultants and specifically with any third-party that would have access to the source code for the Company's software products. As well, the Company strictly limits access to and distribution of its software in executable code form.

Infowave has trademarks for or has applied for a trademark for "Infowave," "Symmetry", "Wireless Business Engine", "Infowave Wireless Enabler", the "I Design" design mark and the Circle within a Circle design. Infowave has Canadian and U.S. copyrights for "Infowave for Exchange", "Infowave for the Net" and "Symmetry".

There can be no assurance that the measures taken by the Company to protect its intellectual property rights will adequately protect those rights. See "Legal Matters".

Although Infowave believes it has the right to use all of the intellectual property incorporated in its products, third parties may claim that the Company's products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to re-engineer its products or obtain licenses from third parties to continue offering its products. Any efforts to re-engineer its products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company. See "Risk Factors
- Intellectual Property Protection" and "Legal Matters".

Employees

As at December 31, 2001, the Company had 122 employees at its offices in Burnaby, British Columbia, Bellevue, Washington, Munich, Germany and London, England in the following capacities:

                                     Burnaby    Bellevue    Munich    London
                                     -------    --------    ------    ------
Management and Administration          14           1         --        --

Research and Development               55          --         --        --

Sales and Marketing                    26          22          2         2
                                     -------    --------    ------    ------
TOTAL                                  95          23          2         2


The Company's research and development employees are primarily software developers, some with extensive experience in the wireless area. The Company currently believes that there are sufficient available software developers in the marketplace to meet its short-term needs, if any.

Risk Factors

In addition to the other information contained in this Annual Report, readers should carefully consider the following risk factors which may have a material adverse effect on the Company's business, financial condition or results of operation.

History of Losses

The Company is not currently profitable and incurred losses from continuing operations (which excludes the discontinued operations of the Imaging Division) calculated in accordance with Canadian Generally Accepted Accounting Principles of $20,860,436, $16,255,917 and $3,773,523 for the years ended December 31,
2001, 2000 and 1999, respectively. The Company expects to continue to incur losses in the future. The Company anticipates that its expenses may increase as the Company continues to increase its research and development, sales and marketing and general and administrative expenses. The Company cannot predict if it will ever achieve profitability and, if it does, it may not be able to sustain or increase profitability.

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

Additional Financing

The Company may not have sufficient capital to fund its operations. In particular, additional financing may be required to develop and market the Company's software products and services. The Company believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2002. This is predicated on the Company meeting certain internal revenue projections and working capital metrics. If the Company fails to meet these projections, it will not have sufficient resources to meet anticipated cash needs for working capital and expenditures in 2002 without raising additional capital, and/or implementing additional reductions in expenses. Further reductions in expenses may negatively impact the Company's ability to grow the business.

No assurance can be given that any additional financing required will be available, or that additional financing will be available on terms that may be advantageous to existing shareholders. Such financings, to the extent they are available may result in substantial dilution to shareholders. To the extent such financing is not available, the Company may not be able to or may be delayed in being able to continue to commercialize its software products and services.

Reliance on Microsoft

Some of the Company's wireless software products wirelessly enable the functionality of Microsoft Exchange. The Company is aware that Microsoft has developed its own wireless functionality for Microsoft Exchange that competes with software products of the Company.

Reliance on Compaq

The Company has entered into the Compaq Strategic Alliance and Sales Agreement dated March 8, 2002 and a Worldwide Reseller Agreement with Compaq. Under these agreements, the Company's software is sold both as a stand-alone product and is bundled with Compaq's Proliant Servers, and iPAQnet Mobile Intranet and iPAQnet Mobile Email Pocket PC. There is no assurance, however, that this relationship with Compaq will prove to be successful or result in material revenues for the Company.

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

Reliance on Key Personnel and Consultants

The Company is currently dependent upon its senior management, board of directors and consultants, the loss of any of which may significantly affect the performance of the Company and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Company's growth and profitability. The Company may be required to recruit additional software development personnel, expand its sales force, expand its customer support functions and train, motivate and manage its employees. The Company's ability to assimilate new personnel will be critical to its performance. Competition for qualified software development personnel and other professionals is expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

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

Competition

Certain of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the market for wireless mobile computing software products continues to develop, and additional competitors with substantially greater financial, technical and marketing resources than the Company may enter the market and competition may intensify. Current or future competitors may develop software products that are superior to the Company's software products or achieve greater market acceptance.

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

Intellectual Property Protection

The Company considers its software products and trademarks to be of value and important to its business. The Company relies principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The Company has several patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information. The cost of litigation necessary to enforce the Company's proprietary rights may be prohibitive. Such steps may not preclude competitors from developing confusingly similar brand names or promotional materials or developing software products and services similar to those of the Company.

Although the Company believes that it has the right to use all of the intellectual property incorporated in its software products, third parties may claim that the Company's software products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to reengineer its software products or obtain licenses from third parties to continue offering its software products. Any efforts to re-engineer its software products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Change in Sales Strategy and Reliance on a Small Number of Customers

A significant proportion of the Company's revenues are from a small number of customers with large orders. In 2001, four customers accounted for 61% of total revenue. No single customer accounted for greater than 20% of revenues. In 2000, one customer represented 57% of revenue. The Company has changed its sales strategy, focusing on larger, Fortune 500 opportunities, which have the potential for significant sales. In the past, the Company also was targeting smaller opportunities with less potential for future upsell. As a result of the change in strategy, the Company may experience swings in revenue, as single large opportunities can materially affect the revenue results of any quarter, and it is difficult to accurately predict revenue timing with these opportunities.

Certain Shareholders May Exercise Control Over Matters Voting Upon by the Shareholders

Certain of the Company's officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company's outstanding common shares as of December 31, 2001. While these shareholders do not hold a majority of the Company's outstanding common shares, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company's assets. This may prevent or discourage tender offers for the Company's common shares.

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


                               ITEM 2: PROPERTIES

The Company owns no real property. Pursuant to a lease agreement that expires May 31, 2006, the Company leases 30,276 square feet of office space in Burnaby, British Columbia, which the Company uses as its corporate, administrative, and research and development offices. Under a lease agreement that expires March 31, 2003, the Company leases an additional 11,920 square feet in Burnaby, which space has been sublet to a third party.

Pursuant to a lease agreement that expires July 15, 2006, the Company leases 14,217 square feet in Bellevue, Washington, which the Company uses as a sales and marketing office. The Company is currently subletting 1,969 square feet of this space to a third party. Under a lease agreement that expires March 31, 2005, the Company leases 7,329 square feet of office space in Bothell, Washington, the former sales and marketing office of the Company, which is currently sublet to a third party.

                            ITEM 3: LEGAL PROCEEDINGS

The Company has received a letter dated January 18, 2000 on behalf of Geoworks Corporation ("Geoworks") asserting that it holds a patent on certain aspects of technology which are part of the Wireless Access Protocol ("WAP") standard. Certain of the Company's products use or operate in conjunction with WAP-compliant technology. After an internal investigation, and consultation with outside legal counsel, based upon the description provided by Geoworks of its purportedly patented technology, the Company believes that its products do not include implementation of the Geoworks technology. The Company is not aware of Geoworks taking any further action against the Company at this time.

The  Company  has  received a letter  dated  September  17,  2001 from  Glenayre
Electronics, Inc. ("Glenayre") informing Infowave that Glenayre requires indemnity under certain agreements Infowave has with Glenayre. The Company has previously developed and supplied technology to Glenayre. After an internal investigation, and consultation with outside legal counsel, based upon the description provided by Glenayre in relation to its possible need for indemnity, the Company believes that the technology Infowave developed and supplied to Glenayre does not infringe the intellectual property rights of any third party and therefore, that the Company does not need to indemnify Glenayre. The Company is not aware of Glenayre taking any further action against the Company at this time.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.


                                     PART II

  ITEM 5: MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Shares

The Common Shares of the Company are currently traded on the Toronto Stock Exchange (the "TSE") under the symbol "IW". The Common Shares were listed on the TSE on October 14, 1999. Prior to listing on the TSE, the Common Shares were listed on the Vancouver Stock Exchange (the "VSE") on October 14, 1997 and were delisted from the VSE on November 26, 1999. The Common Shares do not currently trade on any exchange in the United States. The following table sets forth the high and low closing sale prices, as reported by the TSE, of the Common Shares for the calendar quarters indicated.

Price Range Of Common Shares

                                      High                   Low
                                     (Cdn$)                 (Cdn$)
                                     ------                 ------
          2001
          ----
               Oct - Dec              1.86                  0.38
               Jul - Sep              2.60                  0.36
               Apr - Jun              4.35                  2.05
               Jan - Mar              7.90                  2.40

          2000
          ----
               Oct - Dec              12.75                 4.45
               Jul - Sep              17.20                 8.00
               Apr - Jun              34.00                 8.55
               Jan - Mar              69.35                 14.05


As of December 31, 2001, there were 23,440,203 Common Shares issued and outstanding. At such date, there were approximately 59 shareholders of record, 18 of whom had addresses in the United States who collectively held 1,015,650 Common Shares, or approximately 4.3% of the total number of issued and outstanding Common Shares.

Dividends

The Company did not pay any dividends in the past two fiscal years and it does not foresee the declaration or payment of any dividends on the Common Shares in the near future. Any decision to pay dividends on the Common

Shares will be made by the board of directors on the basis of the Company's earnings, financial requirements and other conditions existing at such future time.

Warrants

The Company issued 34,121,289 special warrants (the "Special Warrants") in three tranches on November 23, 28 and 30, 2001. Each Special Warrant entitled the holder thereof, upon exercise of the Special Warrant and without payment of any additional consideration, to receive one Common Share and one-half of a purchase warrant. Each whole purchase warrant entitles the holder thereof to purchase one Common Share at a price of Cdn.$0.90 until is the earlier of: (i) November 23, 2004; and (ii) 30 days after the Company gives written notice that the closing trading price for the Common Shares has equaled or exceeded at least Cdn.$9.00 for a period of 20 consecutive trading days, provided the Common Shares are at the time trading on the TSE, the New York Stock Exchange, the American Stock Exchange, or the Nasdaq SmallCap or the Nasdaq National Market and the Common Shares underlying the purchase warrants are not subject to any lock-up provisions imposed by the Company or Commonwealth Associates L.P. ("Commonwealth"), an agent under the offering. Of the 34,121,289 Special Warrants, 31,965,319, 1,960,784 and 195,186 were issued at a price per Special Warrant of Cdn.$0.69, Cdn.$0.81 and Cdn.$0.86, respectively. A final prospectus was receipted in British Columbia, Alberta, Manitoba and Ontario on February 21, 2002 qualifying the distribution of 34,121,289 Common Shares and 17,060,644 purchase warrants issuable upon the exercise of the 34,121,289 previously issued Special Warrants. All of the Special Warrants were deemed exercised for Common Shares on February 26, 2002. As partial consideration for their services, Commonwealth and Canaccord Capital Corporation (collectively, the "Agents") also received options (the "Compensation Options") to purchase up to 2,386,775 units (the "Agent's Units") until November 23, 2004 at a price of Cdn.$0.81 per Agent's Unit. Each Agent's Unit shall be comprised of one Common Share and one-half of a Common Share purchase warrant. Each whole Common Share purchase warrant shall entitle the holder to acquire one Common Share at a price of Cdn.$0.90 per share until November 23, 2004.

The Special Warrants, the Common Shares underlying the Special Warrants and the Compensation Options were issued in reliance upon exemptions from registration available under either (i) Rule 903(b)(1) of Regulation S ("Regulation S") or
(ii) Rule 506 of Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company was a "foreign issuer", as such term is defined in Regulation S, and it issued such securities
(i) outside the United States and not for the account or benefit of any "U.S. Person", as such term is defined in Regulation S, or (ii) inside the United States only to "accredited investors", as such term in defined in Rule 501(a) of Regulation D.

Pursuant to a credit facility agreement dated July 23, 2001, Thomas Koll, the President and Chief Executive Officer of the Company, agreed to personally make available to the Company a credit line in an amount up to a maximum of $5,000,000 (the "Credit Line"). The principal outstanding under the Credit Line bore interest at a rate of 8% per annum. The Credit Line was due and payable on demand any time after January 23, 2002. As consideration for making the Credit Line available, the Company issued to Mr. Koll warrants (the "Bridge Warrants") to purchase up to 3,510,455 Common Shares at a price of Cdn.$1.10 per share, exercisable until July 23, 2004. As required under the rules of the TSE, the Company obtained shareholder approval in September 2001 to the possible issuance of the Common Shares upon the exercise of the Bridge Warrants. The Bridge Warrants were issued to Mr. Koll in reliance upon an exemption from registration available under Rule 506 of Regulation D.

The Company completed a unit offering on February 13, 2001 at a price of Cdn.$5.50 per unit. Each unit was comprised of one Common Share and one-half of one purchase warrant of Infowave. Each whole purchase warrant entitle the holder to purchase one Common Share at a price of Cdn.$7.15, expiring August 22, 2002. Canaccord Capital Corporation and CIBC World Markets Inc. received as partial consideration for their services a non-transferable option (the "Placement Agent Option") to purchase 113,636 Units sold pursuant to the offering at a price per unit of Cdn$5.50, expiring February 22, 2002.

The units and the Placement Agent's Option were issued in reliance upon exemptions from registration available either under Rule 903(b)(1) of Regulation
S. The Company was a "foreign issuer", as such term is defined in Regulation S, and it issued such securities outside the United States and not for the account or benefit of any "U.S. Person", as such term is defined in Regulation S.

Convertible Loan/Credit Facility

The Company has entered into a convertible loan agreement dated March 8, 2002 with Compaq (the "Compaq Loan Agreement"). Under the terms of the Compaq Loan Agreement, Compaq has made available to the Company a revolving loan (the "Compaq Loan") of up to US$2 million expiring on March 8, 2005. The principal amount outstanding from time to time under the Compaq Loan bears interest at the Canadian prime rate plus 3.25% and may be converted into Common Shares at a price of $1.00 per share, subject to adjustment in certain circumstances. The Compaq Loan is secured by substantially all of the Company's assets, excluding intellectual property. The Company has also granted Compaq a non-exclusive licence to certain of the Company's intellectual property in order to ensure that the Company fulfils its obligations under the Compaq Strategic Alliance and Sales Agreement and other agreements with Compaq. The Company may terminate the Compaq Loan Agreement at any time provided that no amounts are outstanding or payable under the Compaq Loan. As at the date of filing, the Company has not borrowed any amount under the Compaq Loan.

Under the terms of the Compaq Loan Agreement, the Company may borrow amounts from time to time provided that certain working capital conditions are met. Until December 31, 2002, the Company may draw down amounts not to exceed 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from Compaq. During the remainder of the term of the Compaq Loan, the Company may draw down amounts not to exceed the Company's working capital (as defined in the Compaq Loan Agreement) from time to time.

So long as the Compaq Loan Agreement remains in effect or the Compaq Strategic Alliance and Sales Agreement remains in effect, the Company shall permit Compaq to have an observer attend each meeting of the Board of Directors of the Company. In addition, so long as the Compaq Loan Agreement remains in effect or the Compaq Strategic Alliance and Sales Agreement remains in effect, the Company shall not: (i) issue any equity or debt security to, or incur any other indebtedness to, any of Dell, Hewlett Packard, IBM, Sun, Palm or Handspring (each, a "Specified Person"); (ii) issue or invest in any equity or debt security to form, create or participate in any partnership, joint venture or other corporate business enterprise with any Specified Person; (iii) allow any director, officer, employee, agent or other representative of any Specified Person to attend meetings of the Company's Board of Directors or any committee thereof or any advisory committee as a non-director representative; and (iv) vote or cause to be voted any of its securities having the power to vote in the election of directors in favour of the election of any director, officer, employee, agent or other representative of a Specified Person to the Company's Board of Directors.

Exchange Controls

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from foreign countries or on the remittance of dividends, interest, royalties and similar payments, management fees, loan repayments, settlement of trade debts, or the repatriation of capital. However, any dividends remitted to U.S. Holders, as defined below, will be subject to withholding tax. See the heading "Taxation" below.

There are no limitations under the laws of Canada or British Columbia or in the Company's Memorandum and Articles on the rights of non-Canadians to hold or vote the Common Shares. Under the provisions of the Investment Canada Act (the "ICA"), as amended by the Canada-United States Free Trade Implementation Act (Canada) (the "Act"), and the Canada-United States Free Trade Agreement, review and approval of the transaction by the Investment Canada Agency ("Investment Canada"), the federal agency created by the ICA are required where a U.S. person directly acquires control of a Canadian business with assets of more than Cdn$218 million (2002). The term "control" is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business, or the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of the voting interest of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an "acquisition of control" of a corporation unless it can be established that the purchaser will not, in fact, control the Canadian corporation.

Subject to the comments contained in the following paragraph regarding WTO investors, investments requiring notification and review are all direct acquisitions of Canadian businesses with assets of Cdn$5,000,000 or more and all indirect acquisitions of Canadian businesses with assets between Cdn$5,000,000 and Cdn$50,000,000 which represent more than 50% of the value of the total international transaction. (Indirect acquisition means the acquisition of the voting rights of an entity controlling the Canadian corporation.) In addition, specific acquisitions or new businesses in designated types of business activities related to Canada's cultural heritage or national identity, which would normally only be notifiable, could be reviewed if the Government of Canada considers it in the public interest to do so.

The Act was amended with the implementation of the agreement establishing the World Trade Organization ("WTO") to provide for special review thresholds for "WTO investors", as defined in the Act. "WTO investor" generally means (i) an individual, other than a Canadian, who is a national of a WTO member (such as, for example, the United States), or who has the right of permanent residence in relation to that WTO member, (ii) governments of WTO members, and (iii) entities that are not Canadian controlled, but which are WTO investor controlled, as determined by rules specified in the Act. The special review thresholds for WTO investors do not apply, and the general rules described above do apply, to the acquisition of control of certain types of businesses specified in the Act, including a business that is a "cultural business". If the WTO Investor rules apply, an investment in shares of the Issuer by or from a WTO investor will be reviewable only if it is an investment to acquire control of the Issuer and the value of the assets of the Issuer is equal to or greater than a specified amount (the "WTO Review Threshold"). The WTO Review Threshold is adjusted annually by a formula relating to increases in the nominal gross domestic product of Canada. The WTO Review Threshold is Cdn$218,000,000 (in 2002).

If any non-Canadian, whether or not a WTO Investor, acquires control of the Issuer by the acquisition of shares, but the transaction is not reviewable as described above, the non-Canadian is required to notify the Canadian government and to provide certain basic information relating to the investment. A non-Canadian, whether or not a WTO investor, is also required to provide a notice to the government on the establishment of a new Canadian business. If the business of the Issuer is a prescribed type of business activity relating to Canada's cultural heritage or national identity, and if the Canadian government considers it to be in the public interest to do so, then the Canadian government may give a notice in writing within 21 days requiring the investment be reviewed.

For non-Canadians (other than WTO investors), an indirect acquisition of control, by the acquisition of voting interests of an entity that directly or indirectly controls the Issuer, is reviewable if the value of the assets of the Issuer is then Cdn$50,000,000 or more. If the WTO investor rules apply, then this requirement does not apply to a WTO investor, or to a person acquiring the entity from a WTO investor. Special rules specified in the Act apply if the value of the assets of the Issuer is more than 50% of the value of the entity so acquired. By these special rules, if the non-Canadian (whether or not a WTO investor) is acquiring control of an entity that directly or indirectly controls the Issuer, and the value of the assets of the Issuer and all other entities carrying on business in Canada, calculated in the manner provided in the Act and the regulations under the Act, is more than 50% of the value, calculated in the manner provided in the Act and the regulations under the Act, of the assets of all entities, the control of which is acquired, directly or indirectly, in the transaction of which the acquisition of control of the Issuer forms a part, then the thresholds for a direct acquisition of control as discussed above will apply. That is, a WTO Review threshold of Cdn$218 million (in 2002) for a WTO investor or a threshold of Cdn$5,000,000 for a non-Canadian other than a WTO investor. If the value exceeds that level, then the transaction must be reviewed in the same manner as a direct acquisition of control by the purchase of shares of the Issuer.

If an investment is reviewable, an application for review in the form prescribed by regulations is normally required to be filed with the agency established by the Act (the "Agency") prior to the investment and the investment may not be consummated until the review has been completed. There are, however, certain exceptions. Applications concerning indirect acquisition may be filed up to 30 days after the investment is consummated and applications concerning reviewable investments in culture-sensitive sectors are required upon receipt of a notice for review. There is, moreover, provision for the Minister (a person designated as such under the Act) to permit an investment to be consummated prior to completion of review, if he is satisfied that delay would cause undue hardship to the acquirer or jeopardize the operation of the Canadian business that is being acquired. The Agency will submit the application to the Minister, together with any other information or written undertakings given by the acquirer and any representation submitted to the Agency by a province that is likely to be significantly affected by the investment.

The Minister will then determine whether the investment is likely to be of net benefit to Canada, taking into account the information provided and having regard for other factors where they are relevant. Some of the factors to be considered are the effect of the investment on the level and nature of economic activity in Canada, including the effect on employment, on resource processing, on the utilization of parts, components and services produced in Canada, and on exports from Canada.

Additional factors of assessment include (i) the degree and significance of participation by Canadians in the Canadian business and in any industry in
Canada of which it forms a part; (ii) the effect of the investment on productivity, industrial efficiency, technological development, product innovation and product variety in Canada; (iii) the effect of the investment on competition within any industry or industries in Canada; (iv) the compatibility of the investment with national industrial, economic and cultural policies taking into consideration industrial, economic and cultural objectives enunciated by the government or legislature of any province likely to be significantly affected by the investment; and (v) the contribution of the investment to Canada's ability to compete in world markets.

To insure prompt review and decision, the Act sets certain time limits for the Agency and the Minister. Within 45 days after a completed application has been received, the Minister must notify the acquirer that (a) he is satisfied that the investment is likely to be of net benefit to Canada, or (b) he is unable to complete his review, in which case he shall have 30 additional days to complete his review (unless the acquirer agrees to a longer period), or (c) he is not satisfied that the investment is likely to be of net benefit to Canada.

Where the Minister has advised the acquirer that he is not satisfied that the investment is likely to be of net benefit to Canada, the acquirer has the right to make representations and submit undertakings within 30 days of the date of the notice (or any further period that is agreed upon between the acquirer and the Minister). On the expiration of the 30-day period (or the agreed extension), the Minister must quickly notify the acquirer (a) that he is now satisfied that the investment is likely to be of net benefit to Canada or (b) confirming that he is not satisfied that the investment is likely to be of net benefit to Canada. In the latter case, the acquirer may not proceed with the investment or, if the investment has already been consummated, must relinquish control of the Canadian business. The Act authorizes the Minister to give written opinions, binding the Minister, on the application of the Act or regulations to the persons seeking the opinions to the Agency or a designated official. The Act also authorizes the Minister to issue guidelines and interpretations with respect to the application and administration of any provision of the Act or the regulations. The Act provides for civil penalties for non-compliance with any provision except breach of confidentiality or provision of false information, for which there are criminal penalties.

Taxation

Canadian Federal Income Tax Considerations

The following summarizes certain Canadian federal income tax considerations generally applicable to the holding and disposition of Common Shares by a holder
(a) who, for the purposes of the Income Tax Act (Canada) (the "Tax Act"), is not resident in Canada, deals at arm's length with the Company, is not affiliated with the Company, holds the Common Shares as capital property, is not a "financial institution" and does not use or hold the Common Shares in the course of carrying on, or otherwise in connection with, a business in Canada, and (b) who, for the purposes of the Canada-United States Income Tax Convention (the "Treaty"), is a resident of the United States, has never been a resident of Canada, and has not held or used (and does not hold or use) Common Shares in connection with a permanent establishment or fixed base in Canada. Each such holder who meets all such criteria in clauses (a) and (b) is referred to herein as a "U.S. Holder." Except as otherwise expressly provided, the summary does not deal with special situations, such as particular circumstances of traders or dealers, limited liability companies, tax-exempt entities, insurers, financial institutions (including those to which the mark-to-market provisions of the Tax Act apply), or otherwise.

This summary is based on the current provisions of the Tax Act and the regulations thereunder, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Customs and Revenue Agency, formerly known as Revenue Canada. It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects. This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian income tax consequences. It is not intended as legal or tax advice to any particular holder and should not be so construed. The tax consequences to any particular holder will vary according to the status of that holder as an individual, trust, corporation or member of a partnership, the jurisdictions in which that holder is subject to taxation and, generally, according to that holder's particular circumstances. Each holder should consult the holder's own tax advisors with respect to the income tax consequences applicable to the holder's own particular circumstances.

Dividends

Dividends paid or credited or deemed to be paid or credited to a U.S. Holder by the Company are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid or credited to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of our voting shares).

Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a Common Share in the open market unless the share is "taxable Canadian property" to the holder thereof and the U.S. Holder is not entitled to relief under the Treaty.

A Common Share will be taxable Canadian property to a U.S. Holder if, at any time during the 5 year period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm's length (or the U.S. Holder together with such persons) owned, or had options, warrants or other rights to acquire, 25% or more of our issued shares of any class or series. In the case of a U.S. Holder to whom Common Shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. We believe that the value of our Common Shares is not derived principally from real property situated in Canada, and that no tax will therefore be payable under the Tax Act on a capital gain realized by a U.S. Holder on a disposition of Common Shares in the open market.


                         ITEM 6: SELECTED FINANCIAL DATA

Set forth below is certain selected financial information of the Company for each year in the five-year period ended December 31, 2001. The selected financial information for the three years ended December 31, 2001 is derived from the Company's audited financial statements for such periods included in "Item 8. Financial Statements and Supplementary Data." The selected financial information for the years ended December 31, 1998 and 1997 is derived from the audited financial statements for such periods. The selected financial information for the eight quarters prior to December 31, 2001 is derived from the unaudited quarterly financial statements of the Company. The Company's financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"), which are not materially different from United States GAAP except as explained in note 15 of the financial statements included in "Item 8. Financial Statements and Supplementary Data." The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

Canadian GAAP
-------------
                                                                 Years Ended December 31 (audited)
                                                                 ---------------------------------

                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
Income Statement Data
  Net sales                               $ 3,189,253    $ 1,513,557     $  355,001      $  170,911    $   85,474
  Loss from continuing operations          20,860,436     16,255,917      3,773,523       2,675,389     1,693,914
  Loss from continuing operations
   per share                                     0.90           0.81           0.24            0.21          0.21
  Net loss                                 20,860,436     17,988,868      3,288,251       1,206,266     1,677,032
  Net loss per share                             0.90           0.90           0.21            0.09          0.19

Canadian GAAP
-------------
                                                                 Years Ended December 31 (audited)
                                                                 ---------------------------------

                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
Balance Sheet Data
  Total assets                             13,657,675     12,445,349      8,054,492       6,687,941     1,625,326
  Long term obligations                             -              -              -               -             -
  Share capital                           $42,447,141    $35,148,040    $12,526,949      $6,798,707    $2,456,847
  Cash dividends declared per Common                -              -              -               -    $   91,476
   Share


United States GAAP
------------------

                                                                 Years Ended December 31 (audited)
                                                                 ---------------------------------
                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
Income Statement Data
  Net sales                                $3,189,253     $1,513,557       $355,001        $176,509       $94,496
  Loss from continuing operations          20,986,922     16,465,529      3,829,598       2,909,175     1,989,375
  Loss from continuing operations
   per share                                     0.79           0.82           0.24            0.24          0.25
  Net loss                                 20,986,922     18,198,480      3,344,326       1,440,052     1,970,792
  Net loss per share                             0.79           0.90           0.21            0.12          0.24

Balance Sheet Data
  Total assets                             13,657,675     12,445,349      8,020,392       6,546,596     1,508,802
  Long term obligations                             -              -              -               -             -
  Share capital                           $43,618,486    $36,192,899    $13,325,591      $7,416,454    $2,515,083
  Cash dividends declared per Common                -              -              -               -    $  103,306
   Share


Canadian GAAP
-------------
                                                                 Quarter Ended (unaudited)
                                                                 -------------------------
                             Dec 31       Sep 30       Jun 30       Mar 31         Dec 31       Sep 30       Jun 30      Mar 31
                              2001         2001         2001         2001           2000         2000         2000        2000
                              ----         ----         ----         ----           ----         ----         ----        ----
Income Statement Data
  Net sales                  534,867      923,282      873,340      857,764       768,544       509,849      132,730     102,434
  Loss from continuing
   operations              4,825,370    5,208,856    6,006,086    4,820,124     7,876,074     3,383,296    2,987,057   2,009,490
  Loss from continuing
   operations per share         0.21         0.22         0.26         0.22          0.37          0.16         0.16        0.11
  Net loss                 4,825,370    5,208,856    6,006,086    4,820,124     7,876,074     3,127,084    3,828,132   3,157,578
  Net loss per share            0.21         0.22         0.26         0.22          0.37          0.15         0.20        0.17


United States GAAP
                                                                 Quarter Ended (unaudited)
                                                                 -------------------------
                             Dec 31       Sep 30       Jun 30       Mar 31         Dec 31       Sep 30       Jun 30      Mar 31
                              2001         2001         2001         2001           2000         2000         2000        2000
                              ----         ----         ----         ----           ----         ----         ----        ----

Income Statement Data
  Net sales                  534,867      932,282      873,340      857,764       768,544       509,849      132,730     102,434
  Loss from continuing
   operations              4,828,126    5,208,856    6,006,086    4,943,854     8,070,593     3,388,126    2,992,525   2,014,285
  Loss from continuing
   operations per share         0.21         0.22         0.26         0.22          0.38          0.16         0.16        0.11
  Net loss                 4,828,126    5,208,856    6,006,086    4,820,124     8,070,593     3,131,914    3,833,600   3,162,373
  Net loss per share            0.21         0.22         0.26         0.22          0.38          0.15         0.20        0.17

            ITEM 7: MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Investors should read the following in conjunction with the audited financial statements and notes thereto included in Item 8 of this Annual Report and the quarterly and selected financial information included in Item 6.

Forward-Looking Statements

Statements in this Annual Report about future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in any forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in "Risk Factors".

In some cases, forward-looking statements can be identified by the use of words such as "may", "will", "should", "could", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of this Annual Report. The reader should not place undue reliance on forward-looking statements.

Corporate Summary

During 2001, Infowave achieved significant growth in all areas of the organization, with annual revenues of $3,189,253, representing a 111% increase over the prior year. Infowave was also successful in attracting and recruiting new employees throughout the year, adding talented and experienced staff in key areas including development, quality assurance, sales and marketing. The Company expanded its product offering by providing support for the Palm OS and RIM Blackberry mobile devices in the spring of 2001 and released its fourth-generation Infowave Wireless Business Engine software platform in May 2001. This release added support for Microsoft Exchange 2000, new 2.5G networks
(GPRS), as well as enhanced security and feature sets.

In February 2001, the Company appointed Mr. Thomas Koll, a former senior Microsoft executive, as President and Chief Executive Officer of the Company.

In July 2001, the Company announced it had secured a $5 million bridge credit facility provided by Mr. Thomas Koll, the President and Chief Executive Officer of the Company. The Company subsequently announced its intention to raise up to $15 million through a private placement of Special Warrants. The financing raised $14.9 million in gross proceeds to the Company and closed in November 2001. The bridge credit facility was repaid using proceeds from the sale of Special Warrants. For a more detailed description of this placement, see "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters - Warrants".

The Company expanded geographically in 2001 and opened sales offices in London, England and Munich, Germany. The Company also completed a sale of its first global site license, to Compaq, in the fall of 2001.

In March 2002, the Company entered into the Compaq Strategic Alliance and Sales Agreement. In conjunction with the expanded business relationship between the companies, Compaq has agreed to provide Infowave with up to $2 million in the form of a revolving loan convertible at Compaq's option into Common Shares of the Company at $1.00 per share.

While revenue increased by 111% year-over-year, the pace of revenue growth did not meet the level anticipated at the beginning of the year. Management believes the lack of significant growth is the result of various factors, including the delay of 2.5G wireless networks and accompanying devices, confusion over the timing and speed of the development of 2.5G and 3.0G networks causing enterprises to defer purchase decisions, reductions in IT spending, and the general deterioration in the economic climate in North America.

In mid-2001, management recognized that the Company would not meet its expected revenue for 2001. As a result, the Company undertook an initiative to reduce expenses. The Company reduced operating expenses by over 30%, and headcount was reduced from 192 at June 30, 2001 to 122 at December 31, 2001. Management significantly reduced expenses related to marketing, advertising and other public relations activity as it did not believe that, in the short term, such investments would result in a commensurate increase in revenue. Management also refocused development efforts on areas where, in its opinion, it would have the potential to generate incremental revenue. As a result, several non-core development initiatives, such as Linux support, were delayed, while others, such as Palm support, were accelerated. For the year 2001, the Company charged restructuring costs of $1,253,707 related to the expense reduction initiative commencing mid-2001 as described earlier. This included employee severance payments to 57 individuals of $497,442, lease termination costs of $468,680 related to the Bothell, WA office and write-downs of unrecoverable leasehold improvements of $287,585 related primarily to Bothell, WA. The Company does not anticipate any further restructuring charges related to this initiative to be charged in 2002.

Management believes there are several events that will increase market growth and acceptance of wireless solutions in 2002. This includes the commercial launch of 2.5G and 3.0G networks, and general availability of new integrated wireless devices such as the Handspring Treo and `smartphones' from several vendors. These new devices and faster networks will provide the end-user with more service options and functionality than was available in 2001. The Company has also introduced its Symmetry Pro software and service, which enables the user to wirelessly enable certain devices without IT support. Despite these trends, management is cognizant of the inherent revenue risks associated with an emerging market. Revenue targets could be negatively affected by delays in the deployment of such networks, release of integrated devices and success of its Symmetry Pro service. Management also recognizes that, as the market for wireless solutions grows, new entrants and competitors will emerge.

Quarter Ended December 31, 2001 Compared to Quarters Ended December 31, 2000 and September 30, 2001

Revenue for the fourth quarter of 2001 was $534,867, a decrease of 30% from $768,544 for the same period in 2000, and a decrease of 42% from $923,282 for the third quarter of 2001. The decrease in sales was largely the result of a weak North American economy which management believes effectively froze corporate spending in the fourth quarter. The fourth quarter also did not benefit from large contributions from sales to partners - in the third quarter of 2001, the Company sold a global site license to Compaq and a significant upgrade to AT&T Wireless, and in the fourth quarter of 2000, more than 50% of revenue was derived under an agreement with Intel.

During 2001, the Company changed its sales strategy, focusing on larger, Fortune 500 opportunities, which have the potential for significant sales. In the past, the Company was also targeting smaller opportunities with less potential for future larger sales. As a result of the change in strategy, the Company may experience swings in revenue, as single large opportunities can materially affect the revenue results of any quarter, and it is difficult to accurately predict revenue timing with these opportunities.

Gross margins for the fourth quarter were 87%, compared to 78% in the comparable period in 2000, and 83% in the third quarter of 2001. During 2001, the Company reclassified sales commissions as costs of goods sold and restated previous periods to reflect this change. In 2001, the Company reduced the sales commission structure resulting in higher overall margins. Management expects that gross margins will fluctuate between 80% and 85%, depending on the revenue mix.

Research and development ("R&D") expenses were $933,469, a 20% decrease from $1,172,492 in the fourth quarter of 2000, and a 17% decrease from $1,124,893 in the third quarter of 2001. Total R&D headcount was 55 at December 31, 2001, compared to 67 at December 31, 2000 and 52 at September 30, 2001. Reductions in R&D expense from the third quarter of 2001 to the fourth quarter of 2001 were achieved primarily through reductions in the amounts spent on contract personnel. Reductions in R&D expense from the fourth quarter of 2000 to the fourth quarter of 2001 were achieved through headcount reductions and reductions in the amounts spent on contract personnel. The Company has focussed R&D efforts on projects which, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

Sales and Marketing ("S&M") expenses were $1,749,265, a 72% decrease from $6,290,170 in the fourth quarter of 2000, and a 23% decrease from $2,287,515 in the third quarter of 2001. Expenses in the fourth quarter of 2000 were impacted by a branding and advertising campaign of approximately $4 million. Excluding this one-time expense,

S&M expenses decreased approximately 24%. Total S&M headcount was 52 at December 31, 2001, compared to 56 at December 31, 2000 and 62 at September 30, 2001. Reductions in S&M expenses were achieved through headcount reductions in the second half of 2001, as well as significantly reduced expenses related to marketing, advertising and other public relations activity where the Company did not believe that, in the short term, such investments would result in a commensurate increase in revenue.

Administration ("G&A") expenses were $1,072,797, a 17% increase from $918,093 in the fourth quarter of 2000, and a 24% increase from $867,313 in the prior quarter. Total G&A headcount was 15 at December 31, 2001, compared to 24 at December 31, 2000 and 21 at September 30, 2001. Reductions in headcount reduced G&A salary expense, however, this was partially offset as a result of the addition of a US-based Chief Executive Officer. Expenses in the fourth quarter were also negatively impacted by increased foreign exchange expense.

Depreciation and amortization costs totaled $483,152 in the fourth quarter of 2001 compared to $253,262 in the fourth quarter of 2000 and $584,757 in the third quarter of 2001. The year-over-year increase is attributable to capital asset acquisitions during 2001, and the decrease from the prior quarter is attributable to the timing of prior asset additions, a decrease in acquisitions during the fourth quarter of 2001 and an adjustment recognized in the fourth quarter of 2001 due to a revised estimate of the useful life of certain assets.

Interest and other income for the fourth quarter of 2001 was $12,610 compared to $154,642 in the fourth quarter of 2000 and $32,664 in the previous quarter. Fluctuations between this quarter and prior quarters are attributable to changes in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments. The Company also charged $1,039,920 of interest and financing costs during the quarter, primarily consisting of amortization of the fair value of warrants granted as compensation for the credit facility as described in Note 8(d)(ii) to the financial statements and interest costs associated with the utilization of the credit facility.


Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Total revenue for the year ended December 31, 2001 was $3,189,253, an increase of 111% from $1,513,557 in 2000. In fiscal 2000, approximately 57% of revenue was derived under an agreement with Intel. This contribution declined throughout 2001 and comprised 18% of full-year revenue. By the fourth quarter of 2001, it represented 4%. Not including the Intel revenue, the Company's core business grew by 300%.

In addition to the revenue obtained from Intel, three other customers accounted for greater than 10% of 2001 revenue. In total, these four customers accounted for 61% of 2001 revenue. No single customer accounted for greater than 20% of revenues. This compares to 2000, where sales to Intel represented 57% of revenue.

71% of the Company's 2001 revenue was from customers in the United States, 26% from customers in Canada and 3% from customers in Europe. This compares to 96% from the United States, 4% from Canada and 0% from Europe in 2000. The Company does not currently experience any revenue fluctuations on a seasonal basis.

Gross margins for the year were 87%, compared to 80% in 2000. During 2001, the Company reduced reclassified sales commissions as costs of goods sold. Previous year comparisons are restated to reflect this change. The Company also reduced its sales commission structure in 2001, resulting in increased margins in 2001 compared to 2000. Management expects that gross margins will fluctuate between 80% and 85%, depending on the revenue mix.

Total operating expenses (comprised of research and development, sales and marketing and administration) for 2001 were $19,101,409 compared to $17,484,802, which included a one-time $4 million branding and advertising campaign in 2000. The Company's expense rate was significantly higher in the first half of 2001, which was prior to the implementation of a cost-reduction initiative. At mid-year, company headcount peaked at 192, compared to 122 at the end of 2001 and 147 at the end of 2000. Therefore the Company believes that quarterly comparisons as described above, are more relevant and can be better relied upon as a future predictor of expense levels.

R&D expenses were $5,394,684, an increase of 55% from $3,487,624 in 2000. Total R&D headcount was 55 at December 31, 2001, compared to 67 at December 31, 2000. The increase in total R&D expense is primarily a result of increased headcount and associated expenses in the first half of 2001, which peaked at 89 at the end of the first quarter and was 85 at the end of the second quarter. Reductions in R&D expense in the latter half of the year were achieved through headcount reductions and reductions in the amounts spent on contract personnel, as the Company focussed R&D efforts on projects which, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

S&M  expenses  were  $9,298,149,  a 17%  decrease  from  $11,183,483  in 2000. A one-time marketing and branding campaign of approximately $4 million impacted expenses in 2000. Excluding this expense, S&M expenses increased approximately 29%. Total S&M headcount was 52 at December 31, 2001, compared to 56 at December 31, 2000. The increase in expenses was attributable to headcount additions in the first half of 2001, which peaked at 82 at June 30, 2001. Expenses also increased as a result of expansion into Europe through the opening of offices in London, England and Munich, Germany. These increased expenditures were partially offset in the latter half of the year through headcount reductions and reductions in marketing, advertising and other public relations programs. Due to the general economic slowdown, and the focus on larger Fortune 500 sales opportunities, the Company does not believe the reduction in expenditures in these areas will have a detrimental short-term effect on its ability to generate revenue.

G&A expenses were $4,408,576, a 57% increase from $2,813,695 in 2000. Total G&A headcount was 15 at December 31, 2001, compared to 24 at December 31, 2000. Cost savings achieved from reductions in headcount on a year-over-year basis was offset by the addition of a US-based Chief Executive Officer and increased executive compensation. Salary and other expense for G&A totalled $1.9 million in 2001 compared to $0.8 million in 2000. G&A expenses also increased as a result of increased professional fees resulting from various corporate initiatives, including the filing of several patent applications.

In 2001, the Company charged restructuring costs of $1,253,707 related to the expense reduction initiative commencing mid-2001 as described earlier. This included employee severance payments to 57 individuals of $497,442, lease termination costs of $468,680 related to the Bothell, WA office and write-downs of unrecoverable leasehold improvements of $287,585, primarily to the Bothell, WA office. The Company does not anticipate any further restructuring charges related to this initiative to be charged in 2002.

Depreciation and amortization costs totaled $1,831,301 in 2001 compared to $700,045 in 2000. The year-over-year increase is attributable to capital asset acquisitions during the year.

Interest and other income for 2001 was $258,792 compared to $713,365 in 2000. The reduction in income is attributable to a decline in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments. The company also charged $1,705,982 of interest and financing costs during the year, primarily consisting of amortization of the fair value of warrants granted as compensation for the credit facility as described in Note 8(d)(ii) to the financial statements and interest costs associated with the utilization of the credit facility.


Year ended December 31, 2000 Compared to Year Ended December 31, 1999

Total  revenues  for  the  year  ended   December  31,  2000  were   $1,513,357,
representing an increase of 326% over revenues of $355,001 in the prior year. Revenues in 2000 were comprised of 28% software license fees, 58% technical service fees, 11% hardware sales and 3% recurring service revenues. When viewed from a customer perspective, revenues for 2000 were derived 56% from original equipment manufacturers and 44% from enterprise sales. Gross margins for the year were 80%, compared to 86% in the prior year. The decrease in gross margins compared to the prior year is largely the result of a one-time sale of redundant hardware inventory in the second quarter of 2000.

Research and development expenses in 2000 totaled $3,487,624, compared to $1,231,869 in the prior year. The majority of this increase in expenditures is attributable to employee-related costs, including salaries, recruitment, communications and facilities. Research and development headcount was 67 at December 31, 2000 compared to 29 at December 31, 1999. These headcount increases included additional software developers, quality assurance technicians and the formation of an emerging technologies team. Total research and development salaries were $2,360,000 million in 2000, compared to $790,000 in 1999, with average employee compensation increasing 30% over the prior year, largely due to the addition of senior developers. Sales and marketing expenses totaled $11,183,483 in 2000, representing an increase of 659% over expenses of $1,473,904 in 1999. A large part of this increase relates to an increase in employee headcount to 56 employees at December 31, 2000 compared to 23 employees at December 31, 1999. The employee additions included regional sales managers, inside sales representatives, channel marketing managers and marketing event staff. Total salaries expense for the department was $3,210,000 million in 2000, compared to $650,000 in 1999. Average employee compensation nearly doubled in 2000, largely due to the fact that the majority of new staff are based in the United States. Sales and marketing expenditures were also affected by significantly increased marketing activities during 2000, including increased attendance at trade shows and industry events, as well as the $4.0 million branding and advertising campaign in the fourth quarter. Commensurate with the increased employee headcount and marketing activities, the Company incurred significantly higher travel-related costs in 2000. Sales and marketing expenses for travel, tradeshows, and other related initiatives increased to $2,600,000 in 2000, compared to $670,000 in the prior year.

Administrative expenses of $2,813,695 in 2000 represented an increase of 119% over 1999 expenses of $1,286,883. This increase is largely due to increased employee headcount and infrastructure costs to support the growth of the organization. The Company also incurred increased professional fees in 2000 related to increased business development activities and to securities reporting obligations in Canada and the United States. In addition, a portion of the increase in administrative expenses can be attributed to the fact that the prior periods included an allocation of some administrative costs to the former Imaging Division. Administration headcount was 24 at December 31, 2000 compared to eight at December 31, 1999, with salaries increasing to $870,000 compared to $330,000 in the prior year. The average compensation for administrative personnel was unchanged from the prior year.

Depreciation and amortization costs in 2000 totaled $700,045 compared to $204,069 million in 1999. This increase is directly attributable to capital acquisitions of $2,861,833 in 2000. Capital acquisitions included $1.72 million of computer equipment and software, $0.58 million of office equipment, $0.46 million of leasehold improvements, and $0.10 million of purchased software licenses. The capital acquisitions during the year were related to the increase in employee headcount as well as to the move of the Burnaby office to new facilities within the existing building and the move of the Bothell office to a more permanent location. Interest income for 2000 was $713,365, compared to $118,204 million in 1999. The increase in interest income is due to the increase in cash and investment balances held by the Company during 2000.

Liquidity and Capital Resources

During 2001, the Company raised $20,303,441 through offerings of its equity securities, net of issue costs including a $7,243,914 public issuance of equity and warrant securities in February 2001, $13,004,340 from the private placement of Special Warrants in November 2001 in the US and Canada, and $55,187 raised through the exercise of previously issued employee stock options.

The Company used $17,311,489 in operations during 2001, primarily due to the $20,860,436 loss from continuing operations. The effect of the loss on cash flows was partially offset by non-cash depreciation charges and non-cash interest and financing costs associated with the amortization of the fair value of warrants granted as compensation for the credit facility as described in Note 8(d)(ii) to the financial statements.

Net cash gained from investing activities was $3,783,075, consisting of capital expenditures of $2,288,424 offset by redemption of short-term investments totalling $6,071,499.

At December 31, 2001, the Company's cash, cash equivalents and short-term investments totalled $9,440,401, which includes approximately $350,000 pledged as security for a Cdn.$100,000 operating line that has not been drawn upon as at December 31, 2001 and letters of credit totalling $260,000 supporting certain lease obligations discussed below. The Company had $9,276,808 in working capital at the end of the year. The Company does not engage in any foreign exchange or other hedging activities, and is not a counterparty to any derivative securities transactions.

At December 31, 2001, the Company held accounts receivable of $1,454,681, net of allowances for doubtful accounts of $148,539. Trade receivables - those arising from customers and suppliers - accounted for approximately 90% of this amount.. The increase of trade accounts receivables is primarily due to two large customer sales sold late in Q3 totalling $563,600 and a sale for $160,000 late in Q4, all of which was collected in the first 75 days of

2002. A further $330,000 of trade receivables is comprised of amounts accrued in accordance with percentage of completion revenue recognition, but not invoiced as at December 31, 2001.

In March 2002, in conjunction with the signing of a strategic partnership and sales agreement, the Company entered into a convertible loan agreement with Compaq. Under this convertible loan agreement, Compaq will provide Infowave with a convertible revolving loan of up to $2 million. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. Infowave may draw down amounts under the loan at anytime provided that certain standard working capital conditions are met. The principal amount outstanding bears interest at the prime rate plus 3.25%. The convertible loan is secured by certain assets of Infowave, excluding its intellectual property. Infowave has also granted Compaq the right to have observers attend meetings of the Board of Directors.

The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes. The annual payment commitments total $3,278,692 and are as follows: 2002 - $768,490, 2003 - $714,648, 2004 - $705,939, 2005 - $617,404, after 2005 - $275,364.

During the year ended December 31, 2001, the Company made operating lease payments totalling approximately $829,000 (2000 - $702,000; 1999 - $160,000).

The Company believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2002. This is predicated on the Company meeting certain internal revenue projections and working capital metrics. If the Company fails to meet these projections, it will not have sufficient resources to meet anticipated cash needs for working capital and expenditures in 2002 without raising additional capital, and/or implementing additional reductions in expenses. Further reductions in expenses may negatively impact the Company's ability to grow the business.

The Company may also need to raise additional capital for working capital or other expenses, should the business model of the Company change. The Company may also encounter opportunities for acquisitions, or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Company's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Critical Accounting Policies

In preparing the consolidated financial statements, estimated and judgements are applied that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities for the reporting periods. The Company bases its estimates based on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. On an on-going basis, the Company evaluates areas of estimate or judgement to ensure they reflect currently available assessments and knowledge. Actual results may differ from these estimates under different assumptions and conditions.

The Company believes that the following critical accounting policies affect the more significant judgements and estimates.

The consolidated financial statements reflect a full valuation allowance against the net future income tax assets based on the Company's assessment that it is not more likely than not to be able to utilize certain deductions before their expiry. The Company's assessment is based on a judgement of estimated loss before such deductions. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact the Company's ability to utilize these deductions.

The Company recognizes revenue on the percentage of completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could impact these estimates materially.

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principals ("GAAP") and subsequently reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 15 to the financial statements.

Recent Accounting Pronouncements

Effective January 1, 2001, the recommendations outlined in FASB Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities were adopted by the Company. Since the Company does not have any outstanding derivative instruments and does not engage in hedging activities, adoption of this new standard did not affect the financial statements of the Company.

During the year ended December 31, 2001, the Financial Accounting Standards Board announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 141, Business Combinations ("SFAS 141") eliminates the pooling of interest method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001. Financial Accounting Statement No. 142, goodwill and other intangible assets ("SFAS 142") requires that goodwill no longer be amortized, but the carrying value of goodwill be subject to a regular impairment test. SFAS 142 is effective for the first fiscal quarter beginning after December 15, 2001 except to the extent that it relates to acquisitions after June 30, 2001. As the Company has not had any business combinations to date and no recorded goodwill or intangible assets, these new rules will not affect the Company's financial statements on adoption effective January 1, 2002.


       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company conducts the approximately two-thirds of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. Most of the Company's revenues and approximately one-third of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting U.S. dollar denominated cash, accounts receivable, and accounts payable balances. For every one-cent change in the US/Canada foreign currency exchange rate, the effect on the Company's expenses is approximately 1.1%. As of December 31, 2001, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

              ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Auditors' Report to shareholders


We have audited the consolidated balance sheets of Infowave Software, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, after giving retroactive effect to the change in method of calculating loss per share explained in note 2(p) to the financial statements, on a consistent basis.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada

January 25, 2002 except as to note 8(e), which is as of February 26, 2002 and note 14, which is as of March 8, 2002

INFOWAVE SOFTWARE, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2001 and 2000

===============================================================================================================
                                                                                    2001                 2000
---------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents (note 8(e))                                 $    9,087,730       $    2,368,092
     Short term investments (notes 6(a) and 11(b))                                352,670            6,585,852
     Accounts receivable, net of allowances of $148,539
       (2000 - $19,044)                                                         1,454,681              492,097
     Inventory (note 4)                                                            49,710               93,499
     Prepaid expenses and deposits                                                181,740              374,687
     ---------------------------------------------------------------------------------------------------------
                                                                               11,126,531            9,914,227

Fixed assets (note 5)                                                           2,531,144            2,531,122
---------------------------------------------------------------------------------------------------------------
                                                                           $   13,657,675       $   12,445,349
---------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $    1,568,303       $    1,087,536
     Deferred revenue                                                             281,420              206,347
     ---------------------------------------------------------------------------------------------------------
                                                                                1,849,723            1,293,883
Shareholders' equity:
     Share capital (note 8):
         Authorized:  200,000,000 voting common shares
           without par value (2000 - 100,000,000)
         Issued:  23,440,203 (2000 - 21,095,458) common shares                 42,447,141           35,148,040
     Special warrants, net of issue costs of $1,882,912 (note 8(e))            13,004,340                    -
     Other equity instruments (note 8(d)(ii))                                   1,613,096                    -
     Deficit                                                                  (44,626,077)         (23,765,641)
     Cumulative translation account                                              (630,548)            (230,933)
     ---------------------------------------------------------------------------------------------------------
                                                                               11,807,952           11,151,466
---------------------------------------------------------------------------------------------------------------
                                                                           $   13,657,675       $   12,445,349
===============================================================================================================

Continuing operations (note 2(a))
Commitments and contingencies (note 11)
Subsequent event (note 14)


See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999


================================================================================================================
                                                                   2001              2000                 1999
----------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                 $  3,189,253       $ 1,513,557          $   355,001
     Cost of goods sold                                         416,082           297,992               50,003
----------------------------------------------------------------------------------------------------------------
                                                              2,773,171         1,215,565              304,998
Expenses:
     Research and development                                 5,394,684         3,487,624            1,231,869
     Sales and marketing                                      9,298,149        11,183,483            1,473,904
     Administration                                           4,408,576         2,813,695            1,286,883
     Restructuring (note 10)                                  1,253,707                 -                    -
     Depreciation and amortization                            1,831,301           700,045              204,069
----------------------------------------------------------------------------------------------------------------
                                                             22,186,417        18,184,847            4,196,725
----------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations                    19,413,246        16,969,282            3,891,727

Other income (expenses):
     Interest and other income                                  258,792           713,365              118,204
     Interest and financing costs                            (1,705,982)                -                    -
----------------------------------------------------------------------------------------------------------------
Loss from continuing operations                              20,860,436        16,255,917            3,773,523

Discontinued operations (note 3):
     Loss (earnings) from operations                                  -           473,088             (485,272)
     Loss on disposal                                                 -         1,259,863                    -
----------------------------------------------------------------------------------------------------------------
                                                                      -         1,732,951             (485,272)
----------------------------------------------------------------------------------------------------------------
Net loss for the year                                        20,860,436        17,988,868            3,288,251

Deficit, beginning of year                                   23,765,641         5,776,773            2,488,522
----------------------------------------------------------------------------------------------------------------
Deficit, end of year                                       $ 44,626,077       $23,765,641          $ 5,776,773
----------------------------------------------------------------------------------------------------------------
Loss (earnings) per share:
   Continuing operations                                   $       0.90       $      0.81                 0.24
   Discontinued operations                                            -              0.09                (0.03)
----------------------------------------------------------------------------------------------------------------
Net loss per share, basic and diluted                      $       0.90       $      0.90          $      0.21
----------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                23,125,831        20,020,938           15,963,036
Adjustment for shares contingently issued                             -           (53,448)            (249,188)
----------------------------------------------------------------------------------------------------------------
                                                             23,125,831        19,967,490           15,713,848
================================================================================================================

See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999


================================================================================================================
                                                                  2001              2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss from continuing operations                     $  (20,860,436)    $ (16,255,917)         $(3,773,523)
     Items not involving cash:
         Depreciation and amortization                        1,831,301           700,045              204,069
         Write-off of fixed assets                              287,585                 -                    -
         Non-cash interest and financing costs                1,590,184                 -                    -
         Allowance for obsolescence of inventory                 30,000                 -                    -
     Changes in non-cash operating working capital:
         Accounts receivable                                 (1,036,049)          984,119            1,581,881
         Inventory                                                8,913            33,629              782,688
         Prepaid expenses and deposits                          176,496          (372,770)              56,284
         Accounts payable and accrued liabilities               569,201           199,647           (1,464,010)
         Deferred revenue                                        91,316           203,095                    -
------------------------------------------------------------------------------------------------------------------------------------
                                                            (17,311,489)      (14,508,152)          (2,612,611)
     Earnings (loss) from discontinued operations                     -        (1,732,951)             485,272
     Items not involving cash:
         Depreciation                                                 -           119,160              162,904
         Amortization of deferred charges                             -            22,733               36,344
         Gain on sale of Imaging Division                             -           (41,492)                   -
------------------------------------------------------------------------------------------------------------------------------------
                                                                      -        (1,632,550)             684,520
------------------------------------------------------------------------------------------------------------------------------------
                                                            (17,311,489)      (16,140,702)          (1,928,091)
Cash flows from investing activities:
     Redemption (purchase) of short term
       investments                                            6,071,499        (6,667,429)                   -
     Proceeds on sale of Imaging Division                             -         1,322,774                    -
     Purchase of capital assets                              (2,288,424)       (2,861,833)            (635,454)
------------------------------------------------------------------------------------------------------------------------------------
                                                              3,783,075        (8,206,488)            (635,454)
Cash flows from financing activities:
     Issuance of shares and special warrants for
       cash, net of issue costs                              20,303,441        22,621,685            5,760,720

Foreign exchange gain (loss) on cash and cash
   equivalents held in a foreign currency                       (55,389)         (265,493)             114,596
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              6,719,638        (1,990,998)           3,311,771

Cash and cash equivalents, beginning of year                  2,368,092         4,359,090            1,047,319
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $    9,087,730     $   2,368,092          $ 4,359,090
================================================================================================================

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999


================================================================================================================
                                                                   2001              2000                 1999
----------------------------------------------------------------------------------------------------------------
Supplementary information:

     Interest paid                                          $    48,727      $          -          $         -
     Interest received                                          243,033           491,567              118,204
     Non-cash transactions:
         Cancellation of shares pursuant to
           termination of employment contracts                        -              (594)             (32,478)
         Conversion of special warrants into
           common shares                                      2,272,728        19,027,038            4,284,797
         Warrants issued for financing costs
           (note 8(d)(ii))                                    1,613,096                 -                    -

================================================================================================================


See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


1.   Operations:

     The Company was formed on February 21, 1997, following the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. and is incorporated under the laws of the Province of British Columbia. The principal business activities of the Company are software development and sales.


2.   Significant accounting policies:

     (a)  Continuing operations:

          These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during each of the three years ended December 31, 2001. To date, the Company has financed its continuing operations through revenue, the issuance of common shares, and from cash flows from its former Imaging Division (note 3). Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

          Together with estimated revenue, the exercise of options and warrants and the debt financing obtained subsequent to December 31, 2001 (note
          14), existing working capital is expected to be sufficient to meet the Company's projected working capital and cash requirements for the foreseeable future. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurances that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available or reductions in expenditures are required, the Company may not be able to or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

     (b)  Basis of presentation:

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and include the accounts of the Company and its wholly owned subsidiary company, Infowave USA Inc., which was incorporated on July 1, 2000. All material intercompany transactions and balances have been eliminated on consolidation. Material differences between the accounting principles used in these financial statements and accounting principles generally accepted in the United States are disclosed in note 15.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


2.   Significant accounting policies (continued):

     (c)  Cash and cash equivalents:

          Cash and cash equivalents include short term investments, which are highly liquid interest bearing marketable securities with maturities of ninety days or less when acquired.

     (d)  Short term investments:

          Short-term investments, which consist of investment grade interest bearing securities having terms to maturity when acquired of greater than ninety days but less than one year, are stated at the lower of cost and fair market value. Short-term investments includes accrued interest on interest bearing securities classified as short term investments.

     (e)  Inventory:

          Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method.

     (f)  Fixed assets:

          Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates:

          ---------------------------------------------------------------------------------------------
          Asset                                                             Basis                 Rate
          ---------------------------------------------------------------------------------------------
          Computer equipment and system software                    Straight-line          three years
          Computer software                                         Straight-line            two years
          Leasehold improvements                                    Straight-line     shorter of lease
                                                                                           term or 20%
          Office equipment                                      Declining balance                  20%
          Software licences and purchased source code           Declining balance                  30%
          ---------------------------------------------------------------------------------------------


     (g)  Impairment of long-lived assets and assets to be disposed:

          Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


2.   Significant accounting policies (continued):

     (h)  Income taxes:

          Future income tax assets and liabilities are determined based on temporary differences between the accounting and tax basis of the assets and liabilities, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future tax asset if it is more likely than not that the asset will not be realized.

     (i)  Translation of foreign currency:

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

     (j)  Revenue recognition:

          Revenue from the license of software products is recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) the product has been delivered; (iii) the fee is fixed and determinable; and (iv) the collection of the fee is probable. An allowance for future returns is recorded at the time revenue is recognized based on estimated future returns including returns of older product versions.

          Revenue on software development contracts is recognized on a percentage of completion basis. Payment in advance for software support and maintenance is deferred and amortized over the term of the contract. The Company believes that its accounting policies comply with SOP 97-2 issued by the American Institute of Certified Public Accountants.

     (k)  Cost of goods sold:

          Cost of goods sold includes the cost of commissions, royalties, hardware, packaging and distribution costs associated with software license revenue.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


2.   Significant accounting policies (continued):

     (l)  Research and development costs:

          Research costs are expensed as incurred. Development costs are expensed as incurred unless certain specific criteria for deferral have been met. No development costs have been deferred in the periods ended December 31, 2001, 2000 and 1999 as the criteria for deferral were not met. During the year ended December 31, 2001, the Company received government assistance totaling nil (2000 - nil; 1999 - $87,102) related to research and development expenditures which has been recorded as a reduction of research and development expenditures.

     (m)  Stock-based compensation:

          The Company has a stock-based compensation plan, which is described in note 8(c). No compensation expense is recognized for this plan when stock options are issued to employees, directors, consultants and other service providers as the exercise price of the options is equal to the price of the underlying common shares on the date of grant. Any consideration paid by employees on exercise of stock options is credited to share capital.

     (n)  Advertising costs:

          Expenditures related to advertising are expensed in the period the first associated advertising takes place.

     (o)  Use of estimates:

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


2.   Significant accounting policies (continued):

     (p)  Loss per share:

          Effective January 1, 2001, the Company adopted the new accounting standard, Handbook Section 3500 - Earnings per Share, issued by the Canadian Institute of Chartered Accountants ("CICA"). For the Company, the new Section does not affect the calculation of basic earnings per share amounts but does affect diluted per share amounts. Section 3500 requires the use of the treasury stock method for calculating the dilutive effect of outstanding warrants and options and requires disclosure of a reconciliation of the numerator and denominator of basic and fully diluted per share calculations. The new section also requires disclosure of any potentially dilutive securities that are currently anti-dilutive. Dilutive securities, such as stock options and warrants, are included in the calculation of diluted per share amounts only if the market price of the underlying common shares exceeds the exercise price. This change in accounting policy has been applied retroactively which reduced the weighted average shares outstanding for the years ended December 31, 2000 and 1999 by 53,448 and 249,188 shares, respectively, for contingently issuable shares. However, these adjustments did not change per share amounts reported in prior periods.

          Basic loss per share has been calculated using the weighted average number of common shares outstanding. For purposes of the weighted average shares outstanding, shares held in escrow pursuant to the employee incentive plan and employment agreements are excluded from the calculation as they are considered contingently issuable.

     (q)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


3.   Discontinued operations:

     Effective August 31, 2000 the Company completed the sale of the net assets and business operations of its Imaging Division for net cash consideration of $1,322,774. The measurement date used to determine the loss on disposition was March 31, 2000.

     The loss on disposal of the Imaging Division consisted of:

     ------------------------------------------------------------------------
     Loss from operations subsequent to March 31, 2000        $    1,096,120
     Employee severance costs                                         91,277
     Professional fees                                               113,958
     Gain on sale of net assets                                      (41,492)
     ------------------------------------------------------------------------
                                                              $    1,259,863
     ------------------------------------------------------------------------

     The net assets of the Imaging Division on August 31, 2000 were comprised of:

     ---------------------------------------------------------------------------
     Accounts receivable                                      $      392,957
     Inventory                                                       448,906
     Prepaid expenses                                                 68,777
     Capital assets                                                  451,534
     Accounts payable and accrued liabilities                        (80,892)
     ---------------------------------------------------------------------------
                                                              $    1,281,282
     ---------------------------------------------------------------------------


4.   Inventory:

     Inventory consists of:

     --------------------------------------------------------------------------
                                                       2001               2000
     --------------------------------------------------------------------------
     Raw materials                               $        -         $        -
     Finished goods                                  79,710             93,499
     --------------------------------------------------------------------------
                                                     79,710             93,499
     Allowance for obsolete stock                   (30,000)                 -
     --------------------------------------------------------------------------
                                                 $   49,710         $   93,499
     --------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


5.   Fixed assets:

     ----------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     2001                                                        Cost        depreciation                value
     ----------------------------------------------------------------------------------------------------------
     Computer equipment and system software              $  2,127,436        $  1,125,134          $ 1,002,302
     Computer software                                      1,836,760           1,140,657              696,103
     Leasehold improvements                                   425,590             110,840              314,750
     Office equipment                                         619,634             151,669              467,965
     Software licenses and purchased source code              192,895             142,871               50,024
     ----------------------------------------------------------------------------------------------------------
                                                         $  5,202,315        $  2,671,171          $ 2,531,144
     ----------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     2000                                                        Cost        depreciation                value
     ----------------------------------------------------------------------------------------------------------
     Computer equipment and system software              $  1,719,096        $    536,810          $ 1,182,286
     Computer software                                        513,102             214,736              298,366
     Leasehold improvements                                   481,866              36,701              445,165
     Office equipment                                         597,013              67,481              529,532
     Software licenses and purchased source code              204,927             129,154               75,773
     ----------------------------------------------------------------------------------------------------------
                                                         $  3,516,004        $    984,882          $ 2,531,122
     ----------------------------------------------------------------------------------------------------------


6.   Operating loan:

     (a) The Company has an operating loan facility with a credit limit of Cdn.$100,000. The facility is repayable on demand, bears interest at the prime rate plus 1.0% and is secured by a hypothecation of short term investments equal to the amount of the credit facility. As at December 31, 2001 and 2000 no amounts were outstanding.

     (b) During the year ended December 31, 2001, the Company entered into an agreement with Thomas Koll, Chief Executive Officer of the Company, for a credit facility in the amount of $5,000,000. The Company was able to draw down the credit facility at its discretion, with the principal outstanding under the loan bearing interest at a rate of 8% per annum, payable at maturity. The loan amounts drawn were secured by a first charge on all of the assets of the Company and were to be due and payable on demand on or after January 23, 2002. The Company also agreed to pay Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan. In addition, the Company issued warrants to Koll (note 8(d)(ii)). Prior to December 31, 2001, the Company repaid all amounts that were outstanding under this facility and terminated the agreement.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


7.   Related party transactions:

     During the year ended December 31, 2001, the Company paid interest of $42,184 to Thomas Koll in connection with the operating loan (note 6(b)) and paid $110,000 (2000 - $142,000; 1999 - $90,000) for legal services to a firm controlled by a Director of the Company. The Company also recognized revenue of $467,500 (2000 - nil; 1999 - nil) on sales to a company that has a common director with the Company.


8.   Share capital:

     The share capital of the Company is as follows:

     (a)  Authorized:

          200,000,000  voting common shares without par value (December 31, 2000
          - 100,000,000).

     (b)  Issued:

          -----------------------------------------------------------------------------------------------------
                                                                                   Number
                                                                                of shares               Amount
          -----------------------------------------------------------------------------------------------------
         Balance, December 31, 1998                                            15,236,500      $     6,798,707

         Share issuance pursuant to exercise of share options                     604,535              560,576
         Share issuance pursuant to exercise of purchase warrants                 300,577              763,011
         Share issuance pursuant to exercise of agent's warrants                   69,051              152,336
         Share cancellation pursuant to termination of employment
           contracts                                                             (137,840)             (32,478)
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $623,070                     2,224,647            4,284,797
          -----------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                                            18,297,470           12,526,949

         Share issuance pursuant to exercise of share options                     921,327            1,240,527
         Share issuance pursuant to exercise of purchase warrants                 811,747            2,037,586
         Share issuance pursuant to exercise of agent's warrants                  143,414              316,534
         Share cancellation pursuant to termination of employment
           contracts                                                               (2,500)                (594)
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $1,266,383                     924,000           19,027,038
          -----------------------------------------------------------------------------------------------------
         Balance, December 31, 2000                                            21,095,458           35,148,040

         Share issuance pursuant to exercise of share options                      72,017               55,187
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $938,833                     2,272,728            7,243,914
          -----------------------------------------------------------------------------------------------------
         Balance, December 31, 2001                                            23,440,203      $    42,447,141
          -----------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Share capital (continued):

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

          A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999 and changes during the periods ended on those dates is presented below:

          --------------------------------------------------------------------------------------------------------------
                                                      2001                        2000                       1999
                                             --------------------         --------------------       -------------------
                                                         Weighted                     Weighted                 Weighted
                                                          average                      average                  average
                                                         exercise                     exercise                 exercise
                                             Shares         price        Shares          price      Shares        price
          --------------------------------------------------------------------------------------------------------------
                                                       U.S.$/Cdn.$                 U.S.$/Cdn.$              U.S.$/Cdn.$
          Outstanding, beginning of year    4,269,883   7.02/10.52    3,091,075      3.52/5.08   2,087,921    0.82/1.26
          Granted                           3,468,908    1.42/2.26    2,802,488     9.32/13.97   1,829,584    5.37/7.75
          Exercised                           (72,017)   0.77/1.22     (921,327)     0.91/1.98    (604,535)   0.94/1.36
          Cancelled                        (1,250,085)  6.35/10.10     (702,353)    8.69/13.02    (221,895)   0.93/1.34
          --------------------------------------------------------------------------------------------------------------
          Outstanding, end of year          6,416,689    3.88/6.18    4,269,883     7.02/10.52   3,091,075    3.52/5.08
          --------------------------------------------------------------------------------------------------------------
          Options exercisable, end of year  2,530,783    4.81/7.66    1,075,626      3.33/4.99     841,462    0.87/1.25
          --------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Share capital (continued):

     (c)  Share purchase options (continued):

          The  following  table  summarizes   information  about  stock  options
          outstanding at December 31, 2001:

          ---------------------------------------------------------------------------------------------------------
                                              Options outstanding                         Options exercisable
                                 ---------------------------------------------      -------------------------------
                                       Number           Weighted      Weighted            Number
                                 outstanding,            average       average      exercisable,          Weighted
          Range of               December 31,          remaining      exercise      December 31,           average
          exercise prices                2001   contractual life         price              2001    exercise price
          ---------------------------------------------------------------------------------------------------------
          U.S.$/(Cdn.$)                                            U.S.$/Cdn.$                         U.S.$/Cdn.$

          $0.25 to $0.63
            ($0.40 to $0.99)        1,688,100        4.75 years    $ 0.26/0.41           135,835       $0.25/0.40
          $0.64 to $1.26
            ($1.00 to $1.99)          783,715        2.36            0.78/1.24           692,815        0.77/1.23
          $1.27 to $1.90
            ($2.00 to $2.99)           93,800        2.54            1.63/2.60            57,800        1.60/2.55
          $1.91 to $2.53
            ($3.00 to $3.99)          516,939        3.78            2.37/3.77           131,930        2.28/3.63
          $2.54 to $3.79
            ($4.00 to $5.99)          800,300        3.94            3.39/5.39           261,550        3.39/5.40
          $3.80 to $5.07
            ($6.00 to $7.99)          727,667        3.98            3.88/6.17           273,545        3.84/6.11
          $5.08 to $6.33
            ($8.00 to $9.99)          195,800        3.57            5.69/9.06            83,484        5.65/8.99
          $6.34 to $7.60
            ($10.00 to $11.99)        562,235        3.62           7.03/11.18           243,955       7.02/11.17
          $7.61 to $9.50
            ($12.00 to $14.99)        665,333        3.06           8.28/13.18           450,352       8.29/13.19
          $9.51 to $12.67
            ($15.00 to $19.99)        133,400        3.40          10.59/16.85            66,804      10.57/16.82
          $12.68 to $40.89
            ($20.00 to $64.50)        249,400        3.20          19.88/31.63           132,713      20.10/31.99
          ---------------------------------------------------------------------------------------------------------
          $0.25 to $40.89
            ($0.40 to $64.50)       6,416,689        3.76          $ 3.88/6.18         2,530,783       $4.81/7.66
          ---------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Share capital (continued):

     (d)  Share purchase warrants:

          (i) On February 22, 2001, the Company issued 2,272,728 units (the "Units") at a price of $3.62 (Cdn. $5.50) per Unit for gross proceeds of $8,217,500 (Cdn. $12,500,000). Each Unit is comprised of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of 18 months from closing at a price equal to $4.71 (Cdn. $7.15) per share. In addition, the Company issued 113,636 Units ("Agents' units") each exercisable into one common share and 1/2 purchase warrant of the Company at $3.62 (Cdn. $5.50) until August 22, 2002 to the Agents as partial compensation for services rendered in connection with the financing. All of the units were converted into common shares and share purchase warrants during the year. As at December 31, 2001, none of the share purchase warrants or Agents' units had been exercised.

          (ii) As consideration for providing a credit facility (note 6(b)), the Company granted Koll warrants to purchase up to 3,510,455 common shares at a price of Cdn. $1.10, exercisable for three years. The fair value of these warrants of $1,613,096 has been recognized as a financing cost that was being recognized over the term of the related debt and as other equity instruments. As at December 31, 2001 none of these warrants had been exercised.

          (iii)On April 13, 2000 the Company issued 924,000 special warrants at a price of $21.96 (Cdn. $32.50) per special warrant for net cash proceeds of $19,027,038. Each special warrant was exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $21.96 (Cdn. $32.50) per share for a two year period ending April 13, 2002. As at December 31, 2001, all of the special warrants and none of the special compensation warrants had been exercised.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Share capital (continued):

     (e)  Special warrants:

          On November 23, 28 and 30, 2001 the Company issued 31,965,319, 1,960,784 and 195,186, special warrants at a price per special warrant of $0.69, $0.81 and $0.86 respectively, for gross proceeds of $14,887,252 (Cdn. $23,812,165) of which $4,475,309 was held in escrow and included in cash and cash equivalents at December 31, 2001. The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of one common share purchase warrant.

          Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price of $0.56 (Cdn. $0.90). The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equalled or exceeded Cdn. $9.00 for 20 consecutive trading days. The purchase warrants will also contain provisions for cashless exercise.

          The agents were paid a cash commission equal to 7% of the gross proceeds of the private placement and agents' warrants entitling them to purchase 2,386,775 units at a price of $0.51 (Cdn. $0.81) until November 23, 2004. Each unit shall be comprised of one common share and one-half of one common share purchase warrant.

          On February 21, 2002, the Company received final receipt for a prospectus filed in certain provinces in Canada, qualifying the special warrants for distribution and releasing the funds held in escrow. The special warrants were deemed to be exercised for freely tradable common shares and purchase warrants on February 26, 2002.

     (f)  Loss per share:

          For the year ended December 31, 2001 - 3,928,074 options (2000 - 438,200; 1999 - 1,659,907) and 1,353,018 warrants (2000 - 46,200; 1999
          - nil) were not included in the diluted per share calculations as their exercise prices exceeded the market value of the underlying shares.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Income taxes:

     Income taxes attributable to net loss in these financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 44.6% (2000 and 1999 - 45.62%) as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                 2001                2000                 1999
     ----------------------------------------------------------------------------------------------------------
     Net loss before income taxes                      $   20,860,436       $  17,988,868         $  3,288,251
     ----------------------------------------------------------------------------------------------------------
     Expected tax recovery                             $    9,307,927       $   8,206,522         $  1,500,100
     Tax effect of:
         Loss of foreign subsidiary taxed at
           lower rates                                       (776,192)           (871,645)                   -
         Change in enacted tax rates                         (958,830)           (433,160)                   -
         Non-deductible interest expense                      (27,355)            (46,021)                   -
         Other non-deductible expenses                       (709,576)                  -              (64,612)
         Change in valuation allowance                     (6,835,974)         (6,855,696)          (1,435,488)
     ----------------------------------------------------------------------------------------------------------
                                                       $            -       $           -         $          -
     ----------------------------------------------------------------------------------------------------------

     The Company has non-capital losses carried forward in Canada of approximately $30,488,200 which are available to reduce future years' income for income tax purposes and capital losses of $106,000 which are available indefinitely to offset future capital gains for income tax purposes.

     Non-capital loss carry forwards expire in:

     ------------------------------------------------------------------------
     2002                                                     $       33,574
     2003                                                            740,354
     2004                                                          1,677,907
     2005                                                            956,315
     2006                                                          1,341,068
     2007                                                         14,649,259
     2008                                                         11,089,723
     ------------------------------------------------------------------------
                                                              $   30,488,200
     ------------------------------------------------------------------------

     As at December 31, 2001 the Company's wholly owned subsidiary, Infowave USA Inc. has non-capital losses carried forward of $9,050,000 which are available to reduce future years' taxable income for income tax purposes to 2021. The Company also has available unclaimed Scientific Research and Experimental Development Expenditures of approximately $1,015,200 as at December 31, 2001, which may be carried forward indefinitely and used to reduce future taxable income.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Income taxes (continued):

     The tax effect of the significant temporary differences which comprise tax assets and liabilities, at December 31, 2001 and 2000 are as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
     ----------------------------------------------------------------------------------------------------------
     Future income tax assets:
         Amalgamation and reorganization costs                             $       43,370       $       49,941
         Deferred revenues                                                              -               61,444
         Fixed assets, principally due to differences between
           accounting and tax depreciation                                        818,602              228,493
         Loss carry forwards                                                   13,919,936            8,164,128
         Scientific research and development
           expenditure carry forwards                                             361,417            1,196,959
         Share issue costs                                                      1,211,404              679,438
     ----------------------------------------------------------------------------------------------------------
     Total gross future income tax assets                                      16,354,729           10,380,403
     Valuation allowance                                                      (16,354,729)         (10,380,403)
     ----------------------------------------------------------------------------------------------------------
     Net future income tax asset                                           $            -       $            -
     ----------------------------------------------------------------------------------------------------------

     In assessing the ability to realize future income tax assets, management considers whether it is more likely than not that some or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent on the generation of taxable income during periods in which the temporary differences reverse. Due to the fact that as at December 31, 2001 and 2000, sufficient evidence does not exist to support a conclusion that it is more likely than not that the future income tax assets will be realized, a valuation allowance has been recorded against all of the future tax assets.


10.  Restructuring costs:

     During the year ended December 31, 2001 the Company completed a restructuring that included employee severance payments of $497,442, lease termination costs of $468,680 and the write-offs of unrecoverable leasehold improvements of $287,585. Accounts payable and accrued liabilities includes $120,200 related to these costs at December 31, 2001.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


11.  Commitments and contingencies:

     (a)  Lease obligations:

          The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes. The annual payment commitments are as follows:

          ----------------------------------------------------------------------
          2002                                                    $     768,490
          2003                                                          714,648
          2004                                                          705,939
          2005                                                          617,404
          After 2005                                                    275,364
          ----------------------------------------------------------------------
                                                                  $   3,081,845
          ----------------------------------------------------------------------


          During the year ended December 31, 2001, the Company made operating lease payments totaling approximately $829,000 (2000 - $702,000; 1999
          - $160,000).

     (b)  Letters of credit:

          The Company has secured certain lease commitments through outstanding letters of credit totaling $260,000.

     (c)  Contingency:

          The Company has received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing it that Glenayre requires indemnity under certain agreements the Company has with Glenayre. The Company has previously developed and supplied technology to Glenayre. After an internal investigation and consultation with outside counsel, and based upon the description provided by Glenayre in relation to its need for indemnity, the Company believes that the technology the Company developed and supplied to Glenayre does not infringe the intellectual property rights of any third party and therefore any costs associated with indemnification, if required, will not be material.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


12.  Financial instruments and risk management:

     (a)  Fair values:

          The carrying amounts of cash and cash equivalents, short term investments, accounts receivable and accounts payable and accrued liabilities approximate fair values due to their ability for prompt liquidation and short term to maturity.

     (b)  Credit risk:

          The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectibility of accounts receivable. At December 31, 2000, no individual customer represented greater than ten percent of outstanding accounts receivable. At December 31, 2001 two customers represented 57% of outstanding accounts receivable. The Company mitigates its credit risk by concentrating its direct sales efforts on Fortune 500 companies and conducting standard credit checks on all new customers.

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


13.  Segmented information:

     (a)  Industry segments:

          Until the disposition of the Imaging Division on August 31, 2000 (note
          3), the Company had two reportable segments based on its two distinct product lines, being the Company's wireless and imaging products. Subsequent to August 31, 2000, the Company operates only in one reportable segment being its wireless products. Segmented information has not been presented as the results from the Imaging Division are disclosed as discontinued operations on the statement of operations and results from continuing operations consist of only the results of the Wireless Division.

     (b)  Geographic information:

          71% of sales for the year ended December 31, 2001 (2000 - 96%; 1999 - 97%) were to customers located in the United States, with 26% and 3% of sales being to customers located in Canada and Europe, respectively (2000 - 4% and nil; 1999 - 3% and nil). 15% of capital assets at December 31, 2001 (2000 - 20%) were located in the United States, and the remaining capital assets were located in Canada.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


13.  Segmented information (continued):

     (c)  Major customers:

          For the year ended December 31, 2001, revenue from four (2000 - one) customers represented approximately 61% (2000 - 57%) of revenues.


14.  Subsequent event:

     (a) On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner for a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. Infowave may draw down amounts under the loan at anytime provided that certain standard working capital conditions are met. The convertible loan will be secured by certain assets of Infowave, excluding its intellectual property.

     (b) Subsequent to December 31, 2001, the Company issued 265,000 stock options pursuant to the Employee Stock Option Plan with exercise prices ranging from $0.41 to $1.11 (Cdn. $0.65 to $1.77). In addition, 115,316 stock options were exercised for proceeds of approximately $32,880 (Cdn. $52,280).

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


15.  Reconciliation to United States generally accepted accounting principles:

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States:

     (a)  Net loss and loss per share:

          --------------------------------------------------------------------------------------------------------
                                                                   2001              2000                 1999
          --------------------------------------------------------------------------------------------------------
          Loss from continuing operations in
            accordance with Canadian GAAP                    $  20,860,436      $ 16,255,917         $  3,773,523
          Adjustment for stock based compensation
            relating to stock options issued to
            non-employees (c)(i)                                   126,486           195,690               21,782
          Adjustment for stock based compensation
            relating to escrow shares (c)(ii)                            -            13,922               34,293
          --------------------------------------------------------------------------------------------------------
          Loss from continuing operations in
            accordance with United States GAAP                  20,986,922        16,465,529            3,829,598
          Discontinued operations:
               Loss (earnings) from operations                           -           473,088             (485,272)
               Loss on disposal                                          -         1,259,863                    -
          --------------------------------------------------------------------------------------------------------
                                                                         -         1,732,951             (485,272)
          --------------------------------------------------------------------------------------------------------
          Net loss in accordance with United
            States GAAP                                      $  20,986,922      $ 18,198,480         $  3,344,326
          --------------------------------------------------------------------------------------------------------
          Weighted average number of shares
            outstanding in accordance
            with Canadian GAAP                                  23,125,831        19,967,490           15,713,848
          Adjustment for special warrants (e)                    3,458,870           174,674                    -
          --------------------------------------------------------------------------------------------------------
          Weighted average number of shares
            outstanding in accordance with
            US GAAP                                             26,584,701        20,142,164           15,713,848
          --------------------------------------------------------------------------------------------------------
          Loss (earnings) per share:
               Continuing operations                         $        0.79      $       0.82         $       0.24
               Discontinued operations                                   -              0.09                (0.03)
          --------------------------------------------------------------------------------------------------------
          Net loss per share                                 $        0.79      $       0.90         $       0.21
          --------------------------------------------------------------------------------------------------------
          Comprehensive loss for the years ended December 31, 2001,
            2000 and 1999 is as follows:

          Net loss in accordance with U.S. GAAP              $  20,986,922      $ 18,198,480         $  3,344,326
          Other comprehensive loss (income):
               Foreign currency translation adjustment             399,615           523,079             (272,067)
          --------------------------------------------------------------------------------------------------------
          Comprehensive loss                                 $  21,386,537      $ 18,721,559         $  3,072,259
          --------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (b)  Balance sheet:

          -------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
          -------------------------------------------------------------------------------------------------------
          Total Assets

          Total assets in accordance with Canadian GAAP and
            United States GAAP                                               $  13,657,675         $ 12,445,349
          -------------------------------------------------------------------------------------------------------
          Shareholders' Equity

          Share capital in accordance with Canadian GAAP                     $  42,447,141         $ 35,148,040
          Adjustments to share capital:
               Foreign exchange effect on conversion of 1998 and
                 prior share capital transactions (d)                              543,269              543,269
               Additional paid in capital from stock based compensation
                 relating to stock options issued to non-employees (c)(i)          520,999              394,513
               Additional paid in capital from stock based compensation
                 relating to escrow shares (c)(ii)                                 107,077              107,077
          -------------------------------------------------------------------------------------------------------
          Share capital in accordance with United States GAAP                   43,618,486           36,192,899
          -------------------------------------------------------------------------------------------------------
          Special warrants in accordance with Canadian and
            United States GAAP                                                  13,004,340                    -
          -------------------------------------------------------------------------------------------------------
          Other equity instruments in accordance with Canadian and
            United States GAAP                                                   1,613,096            1,613,096
          -------------------------------------------------------------------------------------------------------
          Deficit in accordance with Canadian GAAP                             (44,626,077)         (23,765,641)

          Adjustments to deficit:
               Foreign exchange effect on conversion of 1998 and
                 prior income statements (d)                                      (189,240)            (189,240)
               Cumulative effect of stock based compensation relating
                 to stock options issued to non-employees (c)(i)                  (519,411)            (392,925)
               Cumulative effect of stock based compensation
                 relating to escrow shares (c)(ii)                                (101,474)            (101,474)
          -------------------------------------------------------------------------------------------------------
          Deficit in accordance with United States GAAP                        (45,436,202)         (24,449,280)
          -------------------------------------------------------------------------------------------------------
          Cumulative translation account in accordance with
            Canadian GAAP                                                         (630,548)            (230,933)
          Adjustments to cumulative translation account:
               Foreign exchange effect on conversion of 1998 and
                 prior income statements (d)                                      (341,140)            (341,140)
               Cumulative foreign exchange effect of US GAAP adjustments           (20,080)             (20,080)
          -------------------------------------------------------------------------------------------------------
                                                                                  (991,768)            (592,153)
          -------------------------------------------------------------------------------------------------------
          Shareholders' equity in accordance with United States
            GAAP                                                             $  11,807,952         $ 11,151,466
          -------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================



15. Reconciliation to United States generally accepted accounting principles (continued):

     (c)  Stock-based compensation:

          (i)  Stock options:

               The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for stock options granted to employees, including directors, and has elected to continue measuring compensation costs using the intrinsic value based method of accounting under APB Opinion 25. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect, with respect to employee stock options, on its results of operations.

               Had compensation cost for employee stock options been determined based on fair value at the grant date of the stock options and charged to earnings over the vesting period of the options consistent with the measurement provision of FAS 123, net loss under United States GAAP would have been increased by $8,603,514 for the year ended December 31, 2001 (2000 - $5,682,914; 1999 -
               $382,689). Pro forma net loss for the year ended December 31, 2001 would have been $29,590,436 (2000 - $23,880,494; 1999 -
               $3,727,015). Net loss per share in accordance with U.S. GAAP for the year ended December 31, 2001 would have been $1.11 (2000 - $1.19; 1999 - $0.24). The fair value of these options for the year ended December 31, 2001 has been determined using the Black-Scholes option pricing formula with the following factors: expected dividend yield - 0%; expected stock price volatility - 150% (2000 - 149%; 1999 - 175%); risk fee interest rate - 4.23%
               (2000 - 5.64%; 1999 - 5.01%); expected life of options - 5 years.

               For  United  States  GAAP  purposes,   stock  options  issued  to
               non-employees for services rendered would be considered compensation expense and charged to earnings based on their fair value as the services are provided and the options are earned. The amount of compensation costs is calculated using the Black-Scholes option pricing formula as described above. Additional compensation expense of $126,486 for the year ended December 31, 2001 (2000 - $195,690; 1999 - $21,782) would be recorded under United States GAAP for non-employee options.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================



15. Reconciliation to United States generally accepted accounting principles (continued):

     (c)  Stock-based compensation (continued):

          (ii) Shares held in escrow:

               Certain shares held in escrow pursuant to the employee incentive program and employment contracts were recorded as compensation expense under Canadian GAAP at a deemed value of $0.23 (Cdn. $0.35) per share based on their fair market value at the time of issue discounted for escrow restrictions.

               For United States GAAP purposes, any restrictions on the employee's right to receive these shares would not be taken into account for purposes of calculating compensation costs and would result in additional compensation costs. As a result, additional compensation expense of nil is recorded for the year ended December 31, 2001 (2000 - $13,922; 1999 - $34,293).

          (iii) Weighted average fair value:

               Financial statements prepared in accordance with U.S. GAAP require the disclosure of weighted average grant date fair value of stock options granted in the year by the Company. Weighted average grant date fair values for options granted during the years ended December 31, 2001, 2000 and 1999 are $0.99 (Cdn. $1.57), $9.37 (Cdn. $14.03) and $5.49 (Cdn. $7.92), respectively.

     (d)  Foreign currency translation:

          These financial statements are in U.S. dollars. Prior to 1999, these financial statements were reported in Canadian dollars. In accordance with Canadian GAAP, the comparative figures presented for 1998 have been translated at the rate in effect on December 31, 1998. For U.S. GAAP, the 1998 comparative figures should have been restated retroactively as if the Company had always reported in U.S. dollars. As a result, share capital and deficit would be adjusted to translate the Canadian dollar functional currency financial statements to U.S. dollars at the rates in effect on the transaction dates with offsetting adjustments to the cumulative translation account.

     (e)  Earnings (loss) per share:

          During the year the Company issued special warrants, which were converted to common shares subsequent to their issue. For Canadian GAAP purposes, the common shares were included in the weighted average shares outstanding from the date the special warrants were converted into common shares. For United States GAAP purposes, where there are no material uncertainties with respect to the ultimate issuance of the common shares that underly the special warrants, the effective number of common shares would be included from the date that is the later of the date the special warrants were issued and the date the uncertainty as to exercise is removed.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================



15. Reconciliation to United States generally accepted accounting principles (continued):

     (f)  Short term investments:

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

          The Company's short-term investments would be classified as available for sale securities and would be recorded at fair value with the unrealized holding gains and losses reported as a separate component of shareholders' equity. As explained in note 12(a), the carrying value of the short-term investments approximates their fair value. Accordingly, there are no unrealized gains or losses.

     (g)  Future income taxes:

          Under both Canadian and United States GAAP, future income tax assets and liabilities are measured using the income tax rates and income tax laws that, at the balance sheet date, are expected to apply when the assets are realized or the liabilities are settled. In Canada, announcements of changes in income tax rates and tax laws by the government have the effect of being substantially enacted at the balance sheet date even though the enactment date is at a subsequent date. When persuasive evidence exists that the government is able and committed to enacting proposed changes in the foreseeable future, the substantially enacted rate is used to measure the future tax assets and liabilities. Under United States GAAP, only the income tax rates and income tax laws enacted at the balance sheet date are used to measure the future income tax assets and liabilities.

          Had the Company followed United States GAAP, the future income tax assets, liabilities and valuation allowance would have been as follows:

          ------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
          ------------------------------------------------------------------------------------------------------
          Future income tax assets:
               Amalgamation and reorganization costs                        $       43,370         $     57,799
               Deferred revenue                                                          -               62,822
               Fixed assets, principally due to differences between
                 accounting and tax depreciation                                   818,602              248,489
               Loss carry forwards                                              13,919,936            8,730,577
               Scientific research and development expenditure
                 carry forwards                                                    361,417            1,343,706
               Share issue costs                                                 1,211,404              734,256
          ------------------------------------------------------------------------------------------------------
          Total gross future income tax assets                                  16,354,729           11,177,649
          Valuation allowance                                                  (16,354,729)         (11,177,649)
          ------------------------------------------------------------------------------------------------------
          Net future income tax asset                                       $            -         $          -
          ------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (h)  Advertising costs:

          United States GAAP requires the disclosure of amounts spent on advertising costs. For the years ended December 31, 2001, 2000 and 1999, the Company spent $194,931 and $4,146,004 and $478,513, respectively, on advertising costs.

     (i)  Valuation and qualifying accounts:

          --------------------------------------------------------------------------------------------------------------
                                                                                         Effect of foreign
                                                   Beginning                                   exchange on       End of
                                                     of year   Charged to      Recoveries       conversion         year
                                                     balance     expenses  and write-offs           to US$      balance
          --------------------------------------------------------------------------------------------------------------
          Allowance for doubtful accounts:
               Year ended December 31, 2001      $   12,698   $  172,067     $    45,711      $   (2,583)    $   136,471
               Year ended December 31, 2000          12,164            -             977            (443)         12,698
               Year ended December 31, 1999               -       11,819               -             345          12,164

          Allowance for sales return:
               Year ended December 31, 2001           6,346      205,395         199,231            (442)         12,068
               Year ended December 31, 2000          41,576            -          35,230               -           6,346
               Year ended December 31, 1999          39,204            -               -           2,372          41,576

          Allowance for obsolete stock:
               Year ended December 31, 2001               -       30,000               -               -          30,000
               Year ended December 31, 2000          41,572            -          41,572               -               -
               Year ended December 31, 1999          49,044       11,570          21,709           2,667          41,572
          --------------------------------------------------------------------------------------------------------------

     (j)  Recent accounting pronouncements:

          (i)  Effective January 1, 2001, the  recommendations  outlined in FASB
               Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities were adopted by the Company. Since the Company does not have any outstanding derivative instruments and does not engage in hedging activities, adoption of this new standard did not affect the financial statements of the Company.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================



15. Reconciliation to United States generally accepted accounting principles (continued):

     (j)  Recent accounting pronouncements (continued):

          (ii) During the year ended December 31, 2001, the Financial Accounting Standards Board announced new rules related to the accounting for goodwill. Financial Accounting Statement No. 141, Business Combinations ("SFAS 141") eliminates the pooling of interest method of accounting for business combinations and is effective for all transactions initiated after June 30, 2001.

               Financial Accounting Statement No. 142, goodwill and other intangible assets ("SFAS 142") will requires that goodwill no longer be amortized, but the carrying value of goodwill be subject to a regular impairment test. SFAS 142 is effective for the first fiscal quarter beginning after December 15, 2001 except to the extent that it relates to acquisitions after June 30, 2001.

               The Canadian Institute of Chartered Accounts ("CICA") approved similar rules and in November, 2001 issued new CICA handbook sections 1581, Business Combinations, and 3062, goodwill and other intangible assets. As the Company has not had any business combinations to date and no recorded goodwill or intangible assets, these new rules will not affect the Company's financial statements on adoption effective January 1, 2002.

            ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

                ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth certain current information regarding the executive officers, directors and key employees of Infowave.

Name                                                 Age                        Position
-------------------------------------------------------------------------------------------------------------
Thomas Koll..........................................  45     Chief Executive Officer, President and Director
Todd Carter..........................................  41     Chief Financial Officer
George Reznik........................................  35     Incoming Chief Financial Officer
Sal Visca............................................  36     Chief Technology Officer
Jeff Feinstein.......................................  37     Senior Vice President, Worldwide Sales
John Diack...........................................  43     Vice President, Business Development
David Hunter.........................................  56     Vice President, Product Development and
                                                                   Customer Service
Ron Jasper...........................................  38     Vice President, Marketing
Morgan Sturdy (3) ...................................  50     Chairman and Director
Gary Ames (1)........................................  57     Director
Jim McIntosh (2) (3).................................  37     Director
David Neale (2)......................................  49     Director
Travis Lee Provow (1)................................  44     Director
Barb Richardson (2) (3)..............................  39     Director
Bijan Sanii (1)......................................  43     Director
Geoffrey Belsher.....................................  35     Secretary
---------------------------
        (1)  Member of the Audit Committee
        (2)  Member of the Compensation Committee
        (3)  Member of the Corporate Governance and Nominating Committee

Thomas Koll joined Infowave in February 2001 as Chief Executive Officer and was appointed President on August 15, 2001. Mr. Koll joined Infowave from Microsoft Corporation, where he held several executive positions in the US and in Europe from 1989 to 2001. Most recently, from 1997 to 2001, he was Vice President of Microsoft's Network Solutions Group where he was responsible for Microsoft's worldwide business with telecommunications companies in the wireline and wireless markets, network equipment providers and Internet service providers. In this position, Mr. Koll was instrumental in developing Microsoft's vision for mobility and initiated its wireless strategy. Prior to this position, he held positions of General Manager of the Dedicated System Group, General Manager of Microsoft's worldwide business planning and strategy, as well as General Manager and Acting Country Manager, Microsoft Germany. Thomas Koll holds a master's degree in political science from Free University of Berlin.

Todd Carter has served as Chief Financial Officer since October 1998. Mr. Carter originally provided financial consulting services to Infowave beginning in September 1997 pursuant to an independent contractor agreement with Capital Ridge Communications Inc. (formerly Channel One Systems Corp.). Mr. Carter served as President of Channel One, formerly a division of Nexus Engineering Corp., from July 1986 to November 1990. He was appointed Managing Director for Nexus' European operations in December 1990 (based in the UK) and Vice President of Operations of Nexus in January 1992. Mr. Carter took private control of Channel One in November 1992 after Nexus was acquired by Scientific Atlanta Inc. Todd Carter graduated with honors from the British Columbia Institute of Technology in 1983. Mr. Carter also serves as a director and an officer of Brightwave Ventures Inc. Mr. Carter has advised the Board of his intention to resign as Chief Financial Officer effective March 31, 2002.

George Reznik has served as Chief Financial Officer since March 1, 2002. Prior to joining Infowave, Mr. Reznik served as Vice-President of Finance of Pivotal Corporation from April 1999 to February 2002, where he was a member of the executive management team. From July 1994 to March 1999, Mr. Reznik was a Senior Manager, Corporate Finance, at Deloitte & Touche, LLP, where he was a member of the senior management team and led the business valuation practice for British Columbia. Prior to July 1994, Mr. Reznik was with Deloitte & Touche LLP since May 1987 in various capacities with their London, UK, Caribbean and Winnipeg, Canada offices. Mr. Reznik received a Bachelor's of Commerce (Honors) degree from the University of Manitoba, is a Chartered Accountant, Certified Fraud Examiner and Chartered Business Valuator.

Sal Visca has served as Chief Technology Officer since November 1999. Mr. Visca has over 12 years of software development experience with IBM Canada where he gained world-class architectural and design skills in the areas of leading-edge web technologies and application servers. His most recent IBM position, from May 1996 - October 1999, was Senior Manager, where he established the e-business Solution Development Business Unit in Vancouver, Canada. This IBM Unit develops and implements e-business and e-commerce web applications for major industry groups, such as banking, airlines and government. Mr. Visca's previous IBM positions included Lead Architect, Strategist Program Manager and Development Manager. Mr. Visca graduated with honors from the University of Western Ontario with a Bachelor of Science in Computer Science.

Jeff Feinstein has served as Senior Vice President, Sales since May 2001. From August 1999 to January 2001, Mr. Feinstein was Vice President of Worldwide Sales and Business Development for DataChannel. Prior to DataChannel, Mr. Feinstein was the Senior Vice President of Worldwide Sales and Business Development for Metapath Software Corporation from December 1996 to August 1999. Prior to that time, he was Vice President of Enterprise Sales at Sequent Computing Corporation from 1992 to December 1996. Mr. Feinstein brings more than 15 years of sales and sales management experience, with an emphasis on selling sophisticated products to Fortune 500 companies. Mr. Feinstein graduated cum laude with a business degree from Washington State University in 1985. Mr. Feinstein has advised the Company of his intention to resign effective March 31, 2002.

John Diack has served as Vice President, Business Development since June 2000. Between September 1997 and June 2000, Mr. Diack held positions at NICE Systems Ltd. as Director of Business Development and Director, North American Channel Management. Prior to joining NICE, Mr. Diack was National Sales Manager with Circon Systems Corp. from April 1996 to September 1997 and Western Region Sales Manager with Dynapro Systems.

David Hunter has served as Vice President, Product Development and Customer Service since January 2001. Mr. Hunter has over 30 years of executive level experience in development, sales and marketing with IBM Canada. From June 2000 to December 2000, Mr. Hunter served as Global Development Executive for Customer Care and Billing Solution for the Telecommunications Industry at IBM. From February 1996 to June 2000, Mr. Hunter served as the Development Executive for the Americas for IBM. He served as IBM's Deputy Commissioner to Expo `86 (World's Fair on Transportation and Communication) in Vancouver and oversaw the development and delivery of the Visitor Information System used by over 11 million Expo `86 attendees. Mr. Hunter has advised the Company of his intention to resign effective March 31, 2002.

Ron Jasper has served as Vice President, Marketing since October 1998. From October 1997 to October 1998, Mr. Jasper served as Director of Product Management of the Wireless Division of Infowave. From June 1993 to September 1997, Mr. Jasper worked for Chancery Software Ltd. where he held the positions of Product Manager and Senior Systems Engineer. Mr. Jasper graduated from Simon Fraser University with a B.Sc. in Computing Science and has received accreditation with, among others, Novell, Compaq and Apple.

In addition to Mr. Koll, the Chief Executive Officer of the Company, the directors of the Company are described below:

Morgan Sturdy has served as Chairman and a director since October 1999. Since September 1997, Mr. Sturdy has served as Executive Vice President and Chief Operating Officer of NICE Systems Ltd. Prior to September 1997, Mr. Sturdy served as President of Dees Communications Engineering Ltd. from January 1985 to August 1997. Mr. Sturdy also serves as a director of Q/Media Services, Wavemakers Inc., Voice Mobility International, CREO Products Inc., Ignition Point, Intrinsyc Software and TIR Systems. Mr. Sturdy is a director of Discovery Parks Incorporated and Chairman of the British Columbia Technology Industries Association (BCTIA).

Gary Ames has served as a director since November 2000. From 1995 to 2000, Mr. Ames served as President and Chief Executive Officer of MediaOne International. Prior to joining MediaOne International, Mr. Ames served as President and Chief Executive Officer of US West Communications. From 1987 to 1988, Mr. Ames was President and Chief Executive Officer of Mountain Bell. Mr. Ames also currently serves as a director of Albertson's Inc., TekTronix Inc., Pac-West Telecomm Inc., etrieve Inc., Imandi.com Inc. and AT&T Latin America Corp.

Jim McIntosh has served as a director since June 1991. From June 1991 to July 2000, Mr. McIntosh served as President and Chief Executive Officer of the Company.

David Neale has served as a director since May 1998. Since November 1999, Mr. Neale has served as Vice President, New Product Development and Deployment for Rogers AT&T Wireless Inc. (formerly, Rogers Cantel Inc.). From January 1998 to November 1999, Mr. Neale served as the Vice President of Data and Emerging Technologies for Rogers

AT&T Wireless Inc. From September 1995 to January 1998, Mr. Neale served as the Vice President of Marketing and Planning, Paging and Data, for Rogers AT&T Wireless Inc. Mr. Neale served as the Vice President of Sales and Marketing for Westel Communications Ltd. from December 1993 to September 1995. Mr. Neale serves as a director of Aeris.net and is a member of the International Mobitex Operators Association.

Travis Lee Provow has served as a director since December 2001. Mr. Provow has been Managing Director of Commonwealth Associates, L.P. since January 2002. Until December 2001, Mr. Provow was Group Vice President of McLeod USA, which acquired Intelispan in May of 2001. Mr. Provow was President, Chief Executive Officer and Director of Intelispan, a provider of advanced network management solutions from January 2000 to June 2001. Prior to joining Intelispan, Mr. Provow served as the Chief Operating Officer of Slingshot Networks LLC from May 1998 to December 1999, a provider of digital media storage. Mr. Provow has also served as the Executive Vice President and Chief Operating Officer of GridNet International from June 1995 to May 1998, a provider of enhanced data communications services, which he founded and was purchased by MCI WorldCom in July 1997. Prior to founding GridNet, Mr. Provow spent 15 years with NCR and its successor, AT&T Global Information Services, in various domestic and international technical, marketing, product management, and strategic planning positions, including Vice President of Retail Product and Systems Marketing. Mr. Provow also serves as a director of Slingshot Networks LLC.

Barb Richardson has served as a director since December 2001. Ms. Richardson is the President of B.A. Richardson Consulting Services Inc. and a principal and director of SpringBank TechVentures Management Inc since September 2000., a Calgary-based investment fund focused on companies involved in developing the enabling technologies, infrastructure and services to support the growth sectors of wireless, Internet and telecommunications. Prior to SpringBank, Ms. Richardson was a pioneer in MetroNet Communications joining the small firm of 10 people in 1996 to lead the business development and planning efforts. Ms. Richardson had overall responsibility for developing MetroNet's business strategy and plan that lead to over $1 billion in financing over an 18-month period and ultimately its merger with AT&T. Ms. Richardson was Chief Integration Officer of AT&T Canada from May 1999 to March 2000. Ms. Richardson currently serves as a member of the Calgary Centre for Non-Profit Management, and the University of Calgary Faculty of Management Advisor Board.

Bijan Sanii has served as a director since January 2001. Mr. Sanii is the President, CEO and director of IDELIX Software Inc. since February 2002. Previous to joining IDELIX, Mr. Sanii served in various executive capacities with Infowave from May 1997 until August 2001, most recently as President from November 2000 to August 2001 and Chief Operating Officer from September 1998 to August 2001. From May 1994 to May 1997, Mr. Sanii served as Vice President of Sales and Marketing of INETCO Systems Limited a software development company focused on delivering NT server based gateway products. Bijan Sanii graduated with honors from the Polytechnic of Central London in the United Kingdom, with a Bachelor of Arts in Economics. Mr. Sanii currently serves on the Board of Directors for IDELIX, NewMedia BC, BC Technology Social Venture Partners, and Wireless Innovations Network BC (WINBC).

Board Committees

The Board of Directors (the "Board") has established three board committees: the Audit Committee; the Compensation Committee; and the Corporate Governance and Nominating Committee.

Audit Committee

The responsibilities of the Audit Committee include reviewing the Company's audited financial statements and presenting them to the Board for approval, reviewing internal accounting procedures and consulting with and reviewing the services provided by the Company's auditors. The Audit Committee is comprised of members independent of management.

Compensation Committee

The responsibilities of the compensation committee include reviewing and recommending to the Board the compensation and benefits of all the executive officers of the Company, and establishing and reviewing general policies relating to compensation and benefits for the employees of the Company.

Corporate Governance Committee

The responsibilities of the corporate governance committee include evaluating the contribution of each director on an individual basis, assessing the collective performance of the Board, proposing new nominees to the Board and analyzing the existing structure of the Board.


                         ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and four other most highly compensated executive officers earning more than $100,000 for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

Summary Compensation Table
                                                                                   Long-Term
                                                                                 Compensation
                                                                             ----------------------
                                                       Annual Compensation
                                                    ------------------------        Securities           All Other
Name and Principal Position                           Salary         Bonus      Underlying Options     Compensation
--------------------------------------------------------------------------------------------------------------------
Thomas Koll                             2001         $305,577             -         925,000                      -
Chief Executive Officer, President      2000                -             -               -                      -
And Director(1)                         1999                -             -               -                      -
--------------------------------------------------------------------------------------------------------------------
Bijan Sanii                             2001         $161,354       $53,540          25,000               $107,273
Interim Chief Executive Officer,        2000           94,257        18,178         117,000                      -
President and Director (2)              1999           74,052        99,414         290,000
--------------------------------------------------------------------------------------------------------------------
Todd Carter                             2001         $147,697       $34,469         135,000                      -
Chief Financial Officer                 2000           94,257        35,346          90,000                      -
                                        1999           74,052        60,588         150,000                      -
--------------------------------------------------------------------------------------------------------------------
Sal Visca                               2001         $141,291       $15,457         198,000                      -
Chief Technology Officer                2000          121,188        10,660               -                      -
                                        1999            6,991        41,592         117,000                      -
--------------------------------------------------------------------------------------------------------------------
Ron Jasper                              2001         $160,000       $30,575          90,000                      -
Vice President, Marketing               2000           96,154        26,500          45,000               $  4,327
                                        1999           60,588        11,564          25,000                  1,346
--------------------------------------------------------------------------------------------------------------------
Jeff Feinstein                          2001         $121,154       $37,085         365,000                      -
Senior Vice President, Worldwide Sales  2000                -             -               -                      -
                                        1999                -             -               -                      -
--------------------------------------------------------------------------------------------------------------------
(1)  Mr. Koll was appointed Chief Executive Officer and Director on February 15,
     2001. Mr. Koll was appointed President on August 8, 2001.

(2) Mr. Sanii resigned as Interim Chief Executive Officer on February 15, 2001 and resigned as President of the Company on August 8, 2001. Mr. Sanii's other compensation for 2001 is comprised of severance payments and vacation pay.


Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and four other most highly compensated executive officers during the year ended December 31, 2001. The potential realizable value is calculated based on the assumption that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on

Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of Common Shares subject to a given option by the exercise price; assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and subtracting from that result the aggregate option exercise price.

Option Grants in 2001

                                                     INDIVIDUAL GRANTS
                                  --------------------------------------------------------    Potential Realizable value
                                                   % of Total                                   at Assumed Annual Rates
                                      Number of      Options                                          of Stock Price
                                     Securities     Granted to      Exercise                      Appreciation for Option
                                     Underlying     Employees      Price (per                              Term
                                      Options       in Fiscal      share)(2)    Expiration                 CDN$
              Name                    Granted        Year(1)         Cdn.$         Date              5%            10%
-------------------------------------------------------------------------------------------------------------------------
Thomas Koll                            500,000       15.42%         5.50       Feb 22, 2006        759,774      1,678,902
                                       400,000       12.33%         0.40        Oct 4, 2006         44,205         97,681
                                        25,000        0.77%         1.56        Dec 7, 2006         10,774         23,809

Bijan Sanii                             25,000        0.77%         1.56        Dec 7, 2006         10,774         23,809

Todd Carter                            135,000        4.16%         0.40       Sep 27, 2006         14,919         32,967

Sal Visca                              198,000        6.10%         0.40       Sep 27, 2006         21,881         48,352

Ron Jasper                              90,000        2.77%         0.40       Sep 27, 2006          9,946         21,978

Jeff Feinstein                         240,000        6.89%         3.95       Apr 30, 2006        261,914        578,763
                                       125,000        3.59%         0.40       Sep 27, 2006         13,814         30,525
-------------------------------------------------------------------------------------------------------------------------
(1)  During 2001,  options to purchase a total of 3,243,477  Common  Shares were issued to employees.
(2)  The  exercise  price per share  was equal to the fair  market  value of the
     Common  Shares at the close of  business  on the date  prior to the date of grant as  determined  by the  Board,  with the  exception  of the  grant of
     400,000  options to Thomas Koll on October 4, 2001,  for which the exercise price per share was  Cdn.$0.01  higher  than the fair  market  value of the
     Common Shares at the close of business on the date prior to the date of the grant as determined by the Board.

Option Exercises and Fiscal Year-End Values

The following table sets forth for the Chief Executive Officer and four other most highly compensated executive officers earning over $100,000 the number of shares acquired upon exercise of stock options during the year ended December 31, 2001 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2001.

Aggregated Option Exercises in 2001 and Year-End Option Values
                                                                                          Value of Unexercised but
                                                               Number of Securities       Exercisable in-the-money
                        Securities         Aggregate          Underlying Unexercised       Options at Year End (1)
                        Acquired on      Value Realized       Options at Year End (#)                (CDN$)
       Name             Exercise (#)         (CDN$)          Exercisable/Unexercisable     Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------
    Thomas Koll              -                  -               368,750/1,056,250                500/472,000

    Bijan Sanii              -                  -                275,170/130,753                  6,938/NIL

    Todd Carter              -                  -                194,400/217,500                32,564/139,387

     Sal Visca               -                  -                111,000/204,000                38,940/194,700

    Ron Jasper            41,700             38,219               42,948/117,086                13,275/92,925

  Jeff Feinstein             -                  -                 10,417/354,483                12,292/135,207
--------------------------------------------------------------------------------------------------------------------
(1)  The value of unexercised in-the-money options at December 31, 2001 is based on  Cdn.$1.58  per share,  the closing  price of the Common  Shares at such time, less the exercise price per share.

Employment Agreements

The Company's policy is to require all employees, including its executive officers, to enter into agreements requiring the non-disclosure of confidential information of the Company, and the assignment and confirmation of the Company's ownership of all intellectual property rights in the course of such employee's employment with the Company.

Thomas Koll was appointed Chief Executive Officer of the Company commencing February 15, 2001. Mr. Koll has entered into an employment agreement with the Company which provides that, if he is terminated without cause, he shall be given: (a) 12 months written notice; or (b) 12 months salary, which is currently US$350,000, and immediate vesting of options which would have vested during the following 12 months. In the event of a "change of control" of the Company and, as a result, Mr. Koll's position with the Company is changed or he ceases to serve as a member of the Board of the Company, Mr. Koll may elect to be deemed to have been terminated without cause in accordance with the foregoing provisions, provided that all unvested options shall vest immediately.

The Company has entered into an employment agreement with Sal Visca, Chief Technology Officer, which provides that the Company will pay Mr. Visca a retention bonus of Cdn.$175,000, payable in the following circumstances and at the earliest of the following times: (a) if his employment is neither terminated by him, nor by the Company for cause prior to July 31, 2003, on August 1, 2003;
(b) if he voluntarily terminates his employment or if the Company terminates his employment for cause between August 1, 2002 and July 31, 2003, on the day after his employment is so terminated; or (c) if his employment is terminated by the Company without cause at any time before July 31, 2003, then on the day after his employment is terminated.

Except as described above, no Named Executive Officer has any special compensatory plan or arrangement, including payment to be received from the Company or any of its subsidiaries, if such plan or arrangement results or will result from the resignation, retirement or any other termination of employment of the executive officer's employment with the Company and its subsidiaries or from a change of control of the Company or any subsidiary or a change in the executive officer's responsibilities following a change-in-control where the amount involved, including all periodic payments or instalments, exceeds $100,000.

Director Compensation

The Company does not currently pay cash compensation to directors for serving on its Board, but does reimburse directors for out-of-pocket expenses for attending Board and committee meetings. The Company does not provide additional compensation for committee participation or special assignments of the Board. All directors have received stock options for their participation on the Board. On December 7, 2001, each director received an option grant to purchase 25,000 Common Shares at a price of Cdn.$1.56 expiring December 7, 2006. The option grant for Ms. Richardson was issued to Springbank TechVentures Management, Inc.

Compensation Committee Interlocks and Insider Participation

During the past fiscal year, the Company's Compensation Committee was composed of Messrs. Sturdy and McIntosh and Ms. Richardson. No member of the Compensation Committee was an officer or employee of the Company when deliberations of the Compensation Committee occurred regarding executive officer compensation. No executive officer of the Company serves as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                        Number of Shares        Percent of
Directors, Executive Officers Earning More than $100,000 and 5%         eneficially Owned    total Shares
Shareholders                                                                    (1)              Owned (2)
-----------------------------------------------------------------------------------------------------------
Jim McIntosh(4)(5)                                                         2,445,161             9.45%
3007 Sunnyside Road, Anmore, BC, V3H 4Y7

Gary McIntosh(5)(6)                                                        1,592,603             6.79%
4651 Fairlawn Drive, Burnaby, British Columbia, V5C 3R5

Morgan Sturdy                                                                118,562             0.50%
#180-6651 Fraserwood Place, Richmond, British Columbia, V6W 1J3

Gary Ames(7)                                                                 354,954             1.49%
605 - 39th Avenue East, Seattle, WA 98112

David Neale                                                                   73,000             0.31%
1 Mount Pleasant Road, Toronto, Ontario, M4Y 2Y5

Travis Lee Provow                                                             25,000             0.11%
310 Pilgrimage Point, Alpharetta, GA 30022

Barb Richardson                                                               25,000             0.11%
113 Pinnacle Ridge Place, Calgary, Alberta, T3E 6W3

Bijan Sanii                                                                  244,081             1.03%
1314 Harwood Drive, West Vancouver, British Columbia, V7T 1V3

Thomas Koll(3)(8)                                                          7,176,631            23.67%

Todd Carter(3)                                                               171,525             0.73%

Sal Visca(3)                                                                  98,755             0.42%

Jeff Feinstein(3)                                                             10,417             0.04%

John Diack(3)                                                                 46,249             0.20%

Ron Jasper(3)                                                                 35,698             0.15%

David Hunter(3)(9)                                                            36,500             0.16%

All Directors and Executive Officers as a group (14 persons)              10,861,533            33.93%
-----------------------------------------------------------------------------------------------------------
(1)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities and Exchange  Commission,  based on factors including voting and investment  power with respect to shares.  Common Shares subject to options currently  exercisable,  or  exercisable  within 60 days after December 31,
     2001, are deemed outstanding for computing the percentage  ownership of the person holding such options,  but are not deemed  outstanding for computing the percentage ownership for any other person.
(2)  Applicable  percentage  ownership  is  based  on  aggregate  Common  Shares outstanding as of December 31, 2001 together with the applicable options of such  shareholder,  excluding  the  34,121,289  special  warrants that were converted to 34,121,289  Common Shares and 17,060,644  purchase warrants on
     February 26, 2002.
(3)  Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(4)  Includes 1,606,886 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).
(5)  529452 B.C. Ltd. is the beneficial  owner of 3,150,756  Common Shares.  The issued  share  capital of 529452 B.C.  Ltd.  consists of 100 Class A voting shares and 100 Class B non-voting shares and 1,000 Class C preferred shares and 1,000 Class D preferred  shares.  Gary McIntosh holds 49 Class A voting shares, 49 Class B non-voting shares and all 1,000 of the Class C preferred shares. Jim McIntosh holds 51 of the Class A voting shares, 51 of the Class
     B non-voting shares and all 1,000 of the Class D preferred shares.
(6)  Includes 1,543,870 Common Shares beneficially owned by 529452 B.C. Ltd. See note (5).
(7)  Includes 185,186 Common Shares and 92,593 purchase  warrants  obtained from the conversion of 185,186 Special Warrants on February 26, 2002.
(8)  Includes  1,960,784  Common Shares and 980,392 purchase  warrants  obtained from the conversion of 1,960,784  Special Warrants on February 26, 2002 and
     3,510,455  Warrants  issued as  compensation  for a credit facility in July
     2001.
(9)  Includes 10,000 Common Shares and 5,000 purchase warrants obtained from the conversion of 10,000 Special Warrants on February 26, 2002.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


No director, senior officer or principal shareholder of the Company, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company from January 1, 2001 through December 31, 2001, except as disclosed herein or as follows:

     1. David Wedge, who resigned as a Director of the Company on January 25, 2001, is the founder and proprietor of David J. Wedge Computer Law, a law firm focused on the information technology industry. David J. Wedge Computer Law has been acting as corporate counsel to the Company since 1994. In 2001 the Company paid approximately $109,647 for legal services to David J. Wedge Computer Law.

     2. On September 21, 2001, the Company announced that Rogers AT&T Wireless Inc. placed an order for 5000 seats of the Wireless Business Engine. David Neale is Vice-President, Product Development and Deployment of Rogers AT&T Wireless Inc. and a director of the Company. The total value of the order is $550,000.

     3. During the year, the Company entered into an agreement with Thomas Koll, Chief Executive Officer of the Company, for a credit facility in the amount of $5,000,000. The Company was able to draw down the credit facility at its discretion, with the principal outstanding under the loan bearing interest at a rate of 8% per annum, payable at maturity. The loan amounts drawn were secured by a first charge on all of the assets of the Company and were to be due and payable on demand on or after January 23, 2002. The Company also agreed to pay Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan. Prior to December 31, 2001, the Company repaid all amounts that were outstanding under this facility and terminated the agreement.

     4. The following executive officer is the only director or executive officer indebted to the Company:

          -------------------------------------------------------------------------------------------------------------------------
           Name and Principal    Involvement of        Largest Amount         Amount           Financially Assisted    Security for
                Position      Issuer or Subsidiary   Outstanding During   Outstanding as at   Securities Purchased     Indebtedness
                                                           2001           December 31, 2001       During 2001
          -------------------------------------------------------------------------------------------------------------------------
           Sal Visca,              Company              Cdn$175,000        Cdn$175,000                Nil                  Nil
           Chief Technology
           Officer
          -------------------------------------------------------------------------------------------------------------------------

          The foregoing amount was loaned to Mr. Visca as part of a retention arrangement made between Mr. Visca and the Company. See "Directors and Officers of Registrant - Employment Contracts". The amount bears no interest and is repayable on demand on or after July 1, 2002 and matures on the earlier of July 31, 2003 and the date of cessation of Mr. Visca's employment with Infowave.

                                     PART IV

    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Financial Statements and Financial Statements Schedules

     1.   Index to Financial Statements

                                                                           Page
          Report of Independent Auditors.....................................27
          Consolidated Balance Sheets........................................28
          Consolidated Statements of Operations and Deficit..................29
          Consolidated Statements of Cash Flows..............................30
          Notes to Consolidated Financial Statements.........................31

     2.   Index to Financial Statement Schedules

          Not applicable.

     3.   Exhibits:

          Exhibit
          Number    Description
          ------    -----------
           2.1(1)   Asset Purchase Agreement dated September 8, 2000 between the
                    Corporation and Strydent Software Inc.

           3.1(2)   Memorandum and Articles of registrant

         * 4.1(2)   Employee   Incentive   Plan  dated   April  28,   1997,  as
                    supplemented September 25, 1997

           4.2(2) Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

           4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

           4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

          *4.5(5)   Stock Option Plan, as amended

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

          10.7(2) Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth Wireless Data

          10.8(2) Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard

          10.9(2) Source Code License Agreement dated March 31, 1998 between the Corporation and DTS

          Exhibit
          Number    Description
          ------    -----------
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

          10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

          10.24(9) Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

          10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

          10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

          10.27(10) Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

          10.28(10) Security   Agreement   dated  July  24,  2001  made  by  the
                    Corporation in favor of Thomas Koll

          Exhibit
          Number    Description
          ------    -----------

          10.29(10) Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

          10.30(10) Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

          10.31(10) Promissory   Note  dated   August  10,   2001   between  the
                    Corporation and Sal Visca

          10.32(10) Employment   letter   dated  August  10,  2001  between  the
                    Corporation and Sal Visca

         *10.33     Employment   letter   dated   March  8,  2002   between  the
                    Corporation and George Reznik

          10.34 Convertible loan agreement dated March 8, 2002 between the Corporation and Compaq

          21.1      List of Subsidiaries

          23.1      Consent of KPMG LLP, Independent Auditors
----------------------
*    Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


(b)  Reports on Form 8-K

     On October 11, 2001 the Company filed on Form 8-K with information circulars attached as an exhibit thereto that provided notice of the Company's Annual and Special Meeting of Members on May 8, 2001 and provided notice of the Company's Extraordinary General Meeting of Members on September 26, 2001.

     On November 1, 2001 the Company filed on Form 8-K with a press release attached as an exhibit thereto that announced the Company's financial results for the quarter ended September 30, 2001.

     On November 27, 2001 the Company filed on Form 8-K with a press release attached as an exhibit thereto that announced the closing of a private placement that resulted in gross proceeds to the Company of $13 million.

     On December 10, 2001 the Company filed on Form 8-K with a press release with certain other documents attached as exhibits thereto related to the closing of a private placement that resulted in gross proceeds to the Company of $15 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infowave Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 2002.

                                   INFOWAVE SOFTWARE, INC.


                                   By: /s/ Thomas Koll
                                       ----------------------------------------
                                       Thomas Koll
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Infowave Software, Inc. in the capacities and on the dates indicated.

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Thomas Koll            President, Chief Executive Officer    March 27, 2002
-----------------------    and Director (Principal Executive
Thomas Koll                Officer)


/s/ George Reznik          Chief Financial Officer (Principal    March 28, 2002
-----------------------    Financial and Accounting Officer)
George Reznik


-----------------------    Director                              March --, 2002
Morgan Sturdy


/s/ Gary Ames
-----------------------    Director                              March 27, 2002
Gary Ames


/s/ Jim McIntosh
-----------------------    Director                              March 27, 2002
Jim McIntosh


/s/ David Neale
-----------------------    Director                              March 27, 2002
David Neale


/s/ Travis Lee Provow
-----------------------    Director                              March 27, 2002
Travis Lee Provow


-----------------------    Director                              March --, 2002
Barb Richardson


/s/ Bijan Sanii
-----------------------    Director                              March 28, 2002
Bijan Sanii

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number    Description
 ------    -----------
  2.1(1) Asset Purchase Agreement dated September 8, 2000 between the Corporation and Strydent Software Inc.

  3.1(2)   Memorandum and Articles of registrant

 *4.1(2)   Employee   Incentive   Plan  dated   April  28,   1997,   as
           supplemented September 25, 1997

  4.2(2) Special Warrant Indenture dated April 20, 1998 between the Corporation and Montreal Trust Company of Canada

  4.3(3) Special Warrant Indenture dated June 30, 1999 between the Corporation and Montreal Trust Company of Canada

  4.4(4) Special Warrant Indenture dated April 13, 2000 between the Corporation and Montreal Trust Company

 *4.5(5)   Stock Option Plan, as amended

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

 10.7(2) Strategic Partnership Agreement dated March 6, 1998 between the Corporation and BellSouth Wireless Data

 10.8(2) Development Agreement dated March 4, 1998 between the Corporation and Hewlett-Packard

 10.9(2) Source Code License Agreement dated March 31, 1998 between the Corporation and DTS

 Exhibit
 Number    Description
 ------    -----------
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

 10.23(8) Lease dated December 7, 2000 between the Corporation and Principal Development Investors, L.L.C.

 10.24(9) Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

 10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

 10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

 10.27(10) Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

 10.28(10) Security   Agreement   dated  July  24,  2001  made  by  the
           Corporation in favor of Thomas Koll

 Exhibit
 Number    Description
 ------    -----------

 10.29(10) Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

 10.30(10) Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

 10.31(10) Promissory   Note  dated   August  10,   2001   between  the
           Corporation and Sal Visca

 10.32(10) Employment   letter   dated  August  10,  2001  between  the
           Corporation and Sal Visca

*10.33     Employment   letter   dated   March  8,  2002   between  the
           Corporation and George Reznik

 10.34 Convertible loan agreement dated March 8, 2002 between the Corporation and Compaq

 21.1      List of Subsidiaries

 23.1      Consent of KPMG LLP, Independent Auditors
----------------------
*    Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.