Form 10-Q
period 2002-03-31
INFOWAVE SOFTWARE INC
filed 2002-05-15
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

                             Yes     X    No


             Common shares outstanding at March 31, 2002: 57,676,808

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                    For the Three months Ended March 31, 2002



Part I.  Financial Information

Item 1. Financial Statements

        a)  Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001.............................1

        b)  Consolidated Statements of Operations and Deficit
            For the three months ended March 31, 2002 and 2001...............2

        c)  Condensed Consolidated Statements of Cash Flows
            For the three months ended March 31, 2002 and 2001...............3

        d)  Notes to Consolidated Financial Statements.......................4

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........13

Part II.  Other Information

Item 1. Legal Proceedings....................................................14

Item 2. Changes in Securities and Use of Proceeds............................14

Item 3. Defaults upon Senior Securities......................................15

Item 4. Submission of Matters to a Vote of Security Holders..................15

Item 5. Other Information....................................................15

Item 6. Exhibits and Reports on Form 8-K.....................................16

Part III.  Signatures........................................................19

Part I.  Financial Information

Item 1.  Financial Statements


                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)



                                                         March 31,         December 31,
                                                           2002                2001
                                                        (Unaudited)
------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                            $ 6,837,344         $ 9,087,730
   Short term investments                                   347,132             352,670
   Accounts receivable                                      809,907           1,454,681
   Finished goods inventory                                  50,291              49,710
   Prepaid expenses                                         162,723             181,740
------------------------------------------------------------------------------------------
                                                          8,207,397          11,126,531

Capital assets (note 3)                                   2,122,975           2,531,144

------------------------------------------------------------------------------------------
                                                        $10,330,372         $13,657,675
------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities              $1,628,100         $ 1,568,303
   Deferred revenue                                         229,996             281,420
------------------------------------------------------------------------------------------
                                                          1,858,096           1,849,723
Shareholders' equity (note 5)
   Share capital
     Authorized: 200,000,000 voting common shares
     Issued: 57,676,808 (2001: 23,440,203)               55,521,401          42,447,141
   Special warrants, net of issue costs of $1,882,912             -          13,004,340
   Other equity instruments                               1,613,096           1,613,096
   Deficit                                              (48,002,102)        (44,626,077)
   Cumulative translation account                          (660,119)           (630,548)
------------------------------------------------------------------------------------------
                                                          8,472,276          11,807,952
------------------------------------------------------------------------------------------
                                                        $10,330,372         $13,657,675
------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)

                                                                   Three months ended
                                                           March 31, 2002      March 31, 2001
                                                            (Unaudited)          (Unaudited)

--------------------------------------------------------------------------------------------
Revenues:
        Sales                                              $   325,261        $   857,764
        Cost of Goods Sold                                      37,167            114,659
        ------------------------------------------------------------------------------------
                                                               288,094            743,105
Expenses:
        Research and Development                               901,979          1,568,937
        Sales and Marketing                                  1,624,224          2,673,080
        General and Administrative                             683,357          1,143,089
        Depreciation and Amortization                          482,404            310,923
--------------------------------------------------------------------------------------------
                                                             3,691,964          5,696,029
--------------------------------------------------------------------------------------------
Loss from Operations                                         3,403,870          4,952,924

Interest and other income                                       27,845            132,800
--------------------------------------------------------------------------------------------
Net loss for the period                                      3,376,025          4,820,124

Deficit, beginning of quarter                               44,626,077         23,765,641
--------------------------------------------------------------------------------------------
Deficit, end of quarter                                    $48,002,102        $28,585,765
--------------------------------------------------------------------------------------------

Net loss per share                                         $      0.09        $      0.22
--------------------------------------------------------------------------------------------

Weighted average number of shares outstanding               36,035,432         22,038,141
--------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)



                                                                       Three months ended
                                                                March 31, 2001      March 31, 2000
                                                                 (Unaudited)          (Unaudited)
---------------------------------------------------------------------------------------------------
Net cash (used in) operations                                   $(2,221,313)         $(4,578,101)

Cash flows from investing activities:
        Redemption of short term investments                          4,612            3,261,407
        Purchase of capital assets                                  (80,724)          (1,024,561)
---------------------------------------------------------------------------------------------------
                                                                    (76,112)           2,236,846

Cash flows from financing activities:
        Issuance of shares and warrants for cash, net of
            issue costs                                              69,985            7,420,407

Foreign exchange gain (loss) on cash and cash
          equivalents held in a foreign currency                    (23,004)            (277,101)

---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 (2,250,444)           4,802,051

Cash and cash equivalents, beginning of period                    9,087,788            2,368,092

---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $ 6,837,344          $ 7,170,143
---------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2002 and for all periods presented, have been included. Interim results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The unaudited consolidated balance sheets, statements of operations and deficit and condensed statements of cash flows include the accounts of the Company and its wholly-owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 8, these financial statements comply, in all material respects, with generally accepted accounting principles ("GAAP") in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. Except as disclosed in notes 5(d), the accounting principles applied in these interim consolidated financial statements are consistent to those applied in the annual consolidated financial statements.

2.   Continuing operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three month period ended March 31, 2002 and in prior periods. To date, the Company has financed its continuing operations through revenue, the issuance of common shares and special warrants, and more recently from a credit facility provided by the Company's former Chief Executive Officer (see note 4). Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

In addition, the Company has undertaken a restructuring program (see note 6) in order to reduce its expenditures and streamline operations. Together with estimated revenue, the exercise of options and warrants and the debt financing obtained during the three months ended March 31, 2002 (note 5(b)), existing working capital is expected to be sufficient to meet the Company's projected working capital and cash requirements for the balance of fiscal 2002. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurances that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available on terms favourable to the Company, or at all, or reductions in expenditures are required, the Company may not be able to or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing and cost reduction strategies in order to satisfy its working capital and other cash requirements.

3.   Capital assets

=====================================================================================================
                                                                      Accumulated          Net Book
March 31, 2002 (unaudited)                            Cost            Depreciation           Value
-----------------------------------------------------------------------------------------------------
Computer equipment and software                   $4,013,803           $2,692,760          $1,321,043
Leasehold improvements                               429,284              131,574             297,710
Office equipment                                     632,605              174,580             458,025
Software licenses and purchased source code          192,387              146,190              46,197
-----------------------------------------------------------------------------------------------------
                                                  $5,268,079           $3,145,104          $2,122,975
=====================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


3.   Capital assets (Continued)

=====================================================================================================
                                                                      Accumulated          Net Book
December 31, 2001 (unaudited)                         Cost            Depreciation           Value
-----------------------------------------------------------------------------------------------------
Computer equipment and software                   $3,964,196           $2,265,791          $1,698,405
Leasehold improvements                               425,590              110,840             314,750
Office equipment                                     619,634              151,669             467,965
Software licenses and purchased source code          192,895              142,871              50,024
-----------------------------------------------------------------------------------------------------
                                                  $5,202,315           $2,671,171          $2,531,144
=====================================================================================================

4.   Operating loan

During the year ended December 31, 2001 the Company entered into an agreement with Thomas Koll, at that time the Chief Executive Officer of the Company, for a credit facility in the amount of $5 million. The Company was able to draw down the credit facility at its discretion, with the principal outstanding under the loan bearing interest at a rate of 8% per annum, payable at maturity. The loan amounts drawn were secured by a first charge on all of the assets of the Company and were due and payable on demand on or after January 23, 2002. The Company also agreed to pay Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan. In addition, the Company granted Koll warrants to purchase up to 3,510,455 common shares at a price of CDN$1.10, exercisable for three years. The fair value of these warrants of $1,613,096 was recognized as a financing cost that was being amortized over the term of the operating loan and as other equity instruments. As at March 31, 2002 none of these warrants had been exercised. Prior to December 31, 2001, the Company repaid all amounts that were outstanding under this facility and terminated the agreement.

5. Shareholders' equity

(a) On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner, Compaq Computer Corporation, for a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. Infowave may draw down amounts under the loan at any time provided that certain standard working capital conditions are met. The convertible loan will be secured by certain assets of Infowave, excluding its intellectual property. As at March 31, 2002, the Company has not drawn on this loan.

(b)  On November 23, 28 and 30, 2001 the Company  issued  31,965,319,  1,960,784 and 195,186, special warrants at a price per special warrant of $0.69, $0.81 and $0.86 respectively, for gross proceeds of $14,887,252 (Cdn. $23,812,165) of which $4,475,309 was held in escrow and included in cash and cash equivalents at December 31, 2001. The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of one common share purchase warrant.

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

     On February 21, 2002, the Company received final receipt for a prospectus filed in certain provinces in Canada, qualifying the special warrants for distribution and releasing the funds held in escrow. The special warrants were deemed to be exercised for common shares and purchase warrants freely tradable in Canada on February 26, 2002.

(c) As at March 31, 2002, the Company had 6,438,848 stock options outstanding with exercise prices ranging from Cdn. $0.40 to Cdn. $64.50 and 25,333,825 warrants outstanding with exercise prices ranging from Cdn. $0.81 to Cdn. $32.50. Of these stock options and warrants, 4,288,120 options and 4,693,019 warrants were not included in the diluted per share calculations for the three months ended March 31, 2002 as their exercise prices were greater than or equal to the market value of the underlying shares.

(d) Effective for awards in fiscal 2002, the Company measures compensation costs under Canadian GAAP for stock options granted to employees, including directors, under the intrinsic value based method of accounting consistent with the method previously applied for United States GAAP purposes. In addition, options granted to non-employees after December 31, 2001 are recorded at their fair value as the options are earned. Previously, the Company accounted for all stock-based compensation by the settlement method under Canadian GAAP whereby no amounts were recorded on grant and the net proceeds received on exercise was credited to share capital. Due to the nature of the Company's stock options plans, no transition adjustments were required to be recognized on adoption of the policies effective January 1, 2002.

     Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect, with respect to employee options, on its results of operations for the three months ended March 31, 2002

     Had the Company determined compensation expense based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:

     ===========================================================================
                                                                      Three
                                                               months ended
                                                             March 31, 2002
     ---------------------------------------------------------------------------
     Net loss, as reported                                       $3,376,025
     Pro-forma net loss                                           3,381,604

     Net loss per share                                          $     0.09
     Pro-forma net loss per share                                $     0.09
     ---------------------------------------------------------------------------

     The weighted average estimated fair value at the date of grant for options granted during the three months ended March 31, 2002 was $0.54 per share.

     The fair value of each options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)




     ===========================================================================
                                                                        Three
                                                                 months ended
                                                               March 31, 2002
     ---------------------------------------------------------------------------
     Risk-free interest rate                                           $2.03%
     Dividend yield                                                         -
     Volatility factor                                                   125%
     Weighted average expected life of the options                    5 years
     ---------------------------------------------------------------------------

     For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.


6.   Subsequent event

Subsequent to March 31, 2002 the Company initiated a restructuring plan that includes employee severance payments of approximately $250,000. Additional non-cash restructuring costs including write-downs of assets including unrecoverable leasehold improvements as well as a provision for lease termination costs may be required as this plan is fully implemented. No amounts have been accrued as at March 31, 2002 relating to these restructuring costs, as a formal plan committing the Company was not in place until April 2002.


7.   Contingency

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

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



8.   United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended March 31, 2002. The following are the material measurement differences from GAAP in the United States as they relate to the Company's March 31, 2002 financial statements:

(a)  Net loss and net loss per share:

--------------------------------------------------------------------------------------------------------------
                                                                                    Three months ended
                                                                            March 31, 2002      March 31, 2001
---------------------------------------------------------------------------------------- ---------------------
Loss from operations in accordance with Canadian GAAP                          $ 3,376,025         $ 4,820,124
Adjustment for stock-based compensation relating to stock options
    issued to non-employees                                                              -             123,730
Adjustment for stock-based compensation relating to escrow shares                        -                   -
--------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP                                 $ 3,376,025         $ 4,943,854
--------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding in accordance with
    Canadian GAAP and United States GAAP                                        36,035,432          22,038,141
--------------------------------------------------------------------------------------------------------------

Net loss per share                                                             $      0.09         $      0.22
--------------------------------------------------------------------------------------------------------------

Comprehensive loss:
      Net loss in accordance with United States GAAP                           $ 3,376,026         $ 4,943,854
      Other comprehensive loss (income):
            Foreign currency translation adjustment                                 29,571             590,734
--------------------------------------------------------------------------------------------------------------
                                                                               $ 3,405,597         $ 5,534,588
--------------------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



8.   United States generally accepted accounting principles (continued)

(b)      Balance sheet:

--------------------------------------------------------------------------------------------------------------
                                                                            March 31, 2002      March 31, 2001
--------------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                                  $10,330,372         $13,657,675
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                        March 31, 2002       December 31, 2001
--------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                                 $55,521,401         $42,447,141
   Foreign exchange effect on conversion of 1998 and prior
     share capital transactions                                                    543,269             543,269
   Additional paid in capital relating to stock options issued
     to non-employees                                                              520,999             520,999
   Additional paid in capital related to escrow shares                             107,077             107,077
--------------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                             56,692,746          43,618,486
--------------------------------------------------------------------------------------------------------------

Special warrants in accordance with Canadian and United States
GAAP                                                                                     -          13,004,340
--------------------------------------------------------------------------------------------------------------

Other equity instruments in accordance with United States GAAP                   1,613,096           1,613,096

Deficit in accordance with Canadian GAAP                                       (48,002,102)        (44,626,077)
     Foreign exchange effect on conversion of 1998 and prior
         income statements                                                        (189,240)           (189,240)
     Cumulative effect of stock based compensation relating
         to stock options issued to non-employees                                 (519,411)           (519,411)
     Cumulative effect of stock based compensation relating
         to escrow shares                                                         (101,474)           (101,474)
--------------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                                  (48,812,227)        (45,436,202)
--------------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with Canadian GAAP                   (660,119)           (630,548)
     Foreign exchange effect on conversion of 1998 and prior
         financial statements                                                     (341,140)           (341,140)
     Cumulative foreign exchange effect of US GAAP
         adjustments                                                               (20,080)            (20,080)
--------------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United                        (1,021,339)           (991,768)
     States GAAP
--------------------------------------------------------------------------------------------------------------

Shareholders' equity in accordance with U.S. GAAP                              $ 8,472,276         $11,807,952
--------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Corporation's annual report on Form 10-K.


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


Quarter ended March 31, 2002 compared to Quarter ended December 31, 2001 and Quarter ended March 31, 2001

Revenues for the first quarter of 2002 were $325,261 representing a decrease of 39% from revenues of $534,867 in the fourth quarter of 2001 and a decrease of 62% from revenues of $857,764 in the first quarter of 2001. The Company continues to be challenged by the poor economic environment, which has significantly reduced IT spending and lengthened the sales cycle. At the same time, the Company has refocused its sales strategy on larger, Fortune 500 customers, which, in the Company's experience, have a tendency to undertake lengthy trial or pilot implementations prior to larger scale rollouts. The net effect of these factors is that the Company continues to have difficulty in ascertaining the timing and impact of many of its customer opportunities, and in the first quarter, several deals the Company believed it would close, did not close prior to quarter-end.

The Company believes the sales environment will be challenging for the foreseeable future. While the Company has increased the number of Fortune 500 pilot customers, the Company is unable to accurately predict when, or if, these pilots will be converted into significant sales. The Company is also shipping several new product releases over the next three months, including Lotus Domino, Pocket PC 2002, Windows XP support, which the Company believes will expand sales opportunities. First quarter revenues in 2001 were derived 61% from software license and recurring service fees and 29% from maintenance and support fees, with the remaining revenue comprised of technical service fees. Gross margins in the first quarter of 2002 were 89% compared to 87% in the fourth quarter of 2001 and 87% in the first quarter of 2001.

Total expenses for the quarter ended March 31, 2002 were $3,691,964 representing a decrease of 13% over total expenses of $4,265,695 in the previous quarter and a decrease of 35% over total expenses of $5,696,029 in the first quarter of 2001. The decrease is primarily due to restructuring efforts carried out by the Company to reduce operating expenditures.

Operating loss for the first quarter was $3,403,870, which represents a decrease of 10% from $3,798,060 the previous quarter and a decrease of 31% from $4,952,924 in the same period a year ago.

The Company continues to aggressively reduce operating expenditures and cash burn rate. Last quarter cash operating expenditures including capital expenditures averaged approximately $1.1 million per month which represents a 21% reduction over the average of $1.4 million per month in Q4 2001, a 31% decrease from $1.6 million per month in Q3 2001 and a 50% decrease from $2.2 million per month in the first half of 2001. These cost reductions have been achieved through headcount and discretionary expense reductions throughout the organization.

All areas of the organization showed a decline in expenses last quarter compared to the previous quarter. Research and Development ("R&D") expense was down 3%, Sales & Marketing down 7% and General & Administration was down 36% - the latter primarily due to significant cost reductions in general operating overhead and improvements in operational efficiencies.

Total R&D for the first quarter of 2002 were $901,979, representing a decrease of 3% over expenses of $933,469 in the prior quarter and a decrease of 43% over expenses of $1,568,937 in the first quarter of 2001. Reductions in overall R&D costs were achieved through reduced spending on contract personnel and headcount reductions as development on non-core products was deferred.

Sales and marketing expenses ("S&M") for the quarter ended March 31, 2002 decreased by 7% from $1,749,265 in the prior quarter to $1,624,224 and decreased by 39% from $2,673,808 in the same period in 2001. In addition to headcount reductions, the Company remained conservative on advertising expenditures and public relations costs, focusing expenditures on areas that would contribute to revenue generation.

General and administrative expenses of $683,357 decreased by 36% from expenses of $1,072,797 in the prior quarter and 40% from expenses of $1,143,089 in the comparable period in 2001. The decrease were due to a reduction in recruiting fees and general overhead as the Company added three senior management employees in the first quarter of 2001 compared to one executive in 2002. The Company continues to focus on reducing overhead in order to remain operationally efficient within a difficult and volatile market.

Depreciation and amortization costs totaled $482,404 in the first quarter of 2002 compared to depreciation of $483,152 in the prior quarter and $310,923 in the first quarter of 2001. The increase over depreciation in the first quarter of 2001 is attributed to capital expenditures in 2001.

Interest and other income for the first quarter of 2002 was $27,845 compared to $12,610 in the prior quarter and $132,800 in the first quarter of 2001. These fluctuations are attributable to changes in cash and short-term investment balances as well as differences in interest rates compared to prior periods.


Restructuring

While the Company is pleased with the performance regarding cost management, the Company has had to make further adjustments in response to the disappointing revenue environment.

The Company has spent the last several weeks reviewing all aspects of the business and in April commenced a cost-reduction plan which significantly reduces the continuing investment in areas which do not have a direct impact on immediate revenue generation, such as administrative support, marketing and public relations.

As part of this review, the Company realigned its organizational structure to achieve greater operational efficiencies, which resulted in a reduction in the size of the executive team from seven to five.

When fully implemented at the end of the second quarter of 2002, average total cash operating expenditures including capital expenditures will decrease by over 30% from our current cost structure. As the second quarter of 2002 will be transitionary, the Company forecasts total cash operating expenditures including capital expenditures to decrease between 10% and 15% during the quarter. The Company believes these reductions will still enable it to invest in areas that are necessary for revenue generation and product development, while preserving capital during this difficult economic environment.

The Company anticipates taking a cash restructuring charge for the second quarter, comprised principally of employee severance costs of between $250,000 and $300,000. There may also be additional non-cash restructuring costs including write-down of assets as a well as provision for lease termination costs.


Liquidity and Capital Resources

The Company's cash and short-term investments totaled $7,184,476, which includes approximately $350,000 pledged as security for a Cdn $100,000 operating line that has not been drawn upon as at March 31, 2002 and letters of credit totaling $260,000 supporting certain lease obligations. The Company had total working capital of $6,349,301 at March 31, 2002, compared to $9,276,808 at December 31, 2001 and $10,015,688 at March 31, 2001. The decreases were mainly attributable to $2,221,313 used in operations during the first quarter and the past year. Total accounts receivable decreased to $809,907 at March 31, 2002 compared to $1,454,681 at the end of the prior quarter, largely due to the collection of significant invoices totaling approximately $725,000 that were outstanding at the end of the prior quarter.

Total capital expenditures of $80,724 during the quarter ended March 31, 2002 were attributable to minor additions to computer hardware, software and office equipment required to maintain operating activities.

At March 31, 2002 the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, and a convertible loan agreement. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with Compaq Computer Corporation ("Compaq"), provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan provided it meets certain standard working capital conditions. Until December 31, 2002, the Company may draw down amounts not to exceed 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from Compaq. During the remainder of the term of the Compaq loan, the Company may draw down amounts not to exceed the Company's working capital (as described in the loan agreement) from time to time. The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At March 31, 2002 no amounts were outstanding on the operating line or the convertible loan.

After the cost reductions initiated in April, the Company believes that the total amount of cash and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2002. This is dependent on meeting certain internal revenue projections and working capital metrics. If the company fails to meet these projections, the Company may need to raise additional capital, and/or implement additional reductions in expenses to meet anticipated cash needs for working capital and capital expenditures.

The Company may also need to raise additional capital for working capital or expenses, should the business model of the Company change. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of March 31, 2002, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

Critical Accounting Policies

The Company's Significant Accounting Policies are described in Note 2 to the Consolidated Financial Statements found in Item 8 of the Company's Form 10-K filed on March 28, 2002. In preparing the consolidated financial statements, estimates and judgments are applied that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities for the reporting periods. The Company bases its estimates based on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. On an on-going basis, the Company evaluates areas of estimate or judgment to ensure they reflect currently available assessments and knowledge. Actual results may differ from these estimates under different assumptions and conditions.

The Company believes that the following critical accounting policies affect the more significant judgments and estimates.

The consolidated financial statements reflect a full valuation allowance against the net future income tax assets based on the Company's assessment that it is not more likely than not to be able to utilize certain deductions before their expiry. The Company's assessment is based on a judgment of estimated loss before such deductions. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact the Company's ability to utilize these deductions.

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

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principals ("GAAP") and subsequently reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 8 to the financial statements.


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

Convertible Loan/Credit Facility

The Company has entered into a convertible loan agreement dated March 8, 2002 with Compaq (the "Compaq Loan Agreement"). Under the terms of the Compaq Loan Agreement, Compaq has made available to the Company a revolving loan (the "Compaq Loan") of up to US$2 million expiring on March 8, 2005. The principal amount outstanding from time to time under the Compaq Loan bears interest at the Canadian prime rate plus 3.25% and may be converted into Common Shares at a price of $1.00 per share, subject to adjustment in certain circumstances. The Compaq Loan is secured by substantially all of the Company's assets, excluding intellectual property. The Company has also granted Compaq a non-exclusive license to certain of the Company's intellectual property in order to ensure that the Company fulfils its obligations under the Compaq Strategic Alliance and Sales Agreement and other agreements with Compaq. The Company may terminate the Compaq Loan Agreement at any time provided that no amounts are outstanding or payable under the Compaq Loan. As at the date of filing, the Company has not borrowed any amount under the Compaq Loan.

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

The Convertible Loan Agreement was entered into in reliance upon exemptions from registration available under Rule 506 of Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act").


Item 3. Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

On April 24, 2002, Mr. Thomas Koll resigned as President and Chief Executive Officer of the Company and was appointed Chairman of the Board of Directors.

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

 10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

 10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

 10.27(10) Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

 10.28(10) Security   Agreement   dated  July  24,  2001  made  by  the
           Corporation in favor of Thomas Koll

 10.29(10) Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

 Exhibit
 Number    Description
 ------    -----------
 10.30(10) Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

 10.31(10) Promissory   Note  dated   August  10,   2001   between  the
           Corporation and Sal Visca

 10.32(10) Employment   letter   dated  August  10,  2001  between  the
           Corporation and Sal Visca

*10.33(11) Employment   letter   dated   March  8,  2002   between  the
           Corporation and George Reznik

 10.34(11) Convertible loan agreement dated March 8, 2002 between the Corporation and Compaq

 99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

----------------------
*    Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(11) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

     (b)  Reports on Form 8-K

          On February 21, 2002, the Company filed a Form 8-K announcing the appointment of George Reznik as the Company's Chief Financial Officer.

          On February 28, 2002, the Company filed a Form 8-K announcing the receipt of the final prospectus receipt from the securities commissions of British Columbia, Ontario, Alberta and Manitoba for a prospectus qualifying for issuance the common shares and purchase warrants to be issued upon exercise of deemed exercise of the special warrants sold in November 2001.

          On March 15, 2002, the Company filed a Form 8-K announcing the Company's financial results for 2001 and strategic alliance with Compaq.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2002

                                  INFOWAVE SOFTWARE, INC.


                                  By: /s/ George Reznik
                                      ----------------------------------------
                                      George Reznik
                                      Chief Financial Officer
                                      Principal Financial and Accounting Officer
                                      and Duly Authorized Officer

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

 10.25(9) Lease Agreement between the Corporation and Sterling Realty Organization Co.

 10.26(9) Lease Termination Agreement dated May 24, 2001 between the Corporation and Principal Development Investors, LLC

 10.27(10) Loan Agreement dated July 24, 2001 between the Corporation and Thomas Koll

 10.28(10) Security   Agreement   dated  July  24,  2001  made  by  the
           Corporation in favor of Thomas Koll

 10.29(10) Intellectual Property Security Agreement dated July 24, 2001 made by the Corporation in favor of Thomas Koll

 Exhibit
 Number    Description
 ------    -----------
 10.30(10) Loan Agreement dated August 10, 2001 between the Corporation and Sal Visca

 10.31(10) Promissory   Note  dated   August  10,   2001   between  the
           Corporation and Sal Visca

 10.32(10) Employment   letter   dated  August  10,  2001  between  the
           Corporation and Sal Visca

*10.33(11) Employment   letter   dated   March  8,  2002   between  the
           Corporation and George Reznik

 10.34(11) Convertible loan agreement dated March 8, 2002 between the Corporation and Compaq

 99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

----------------------
*    Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(11) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.