Form 10-Q/A
period 2002-06-30
INFOWAVE SOFTWARE INC
filed 2002-08-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                             Yes  X      No


             Common shares outstanding at July 31, 2002: 57,686,828

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                     For the Six Months Ended June 30, 2002


Part I.  Financial Information

Item 1. Financial Statements

        a) Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001................................1
        b) Consolidated Statements of Operations and Deficit
           For the three months and six months ended June 30, 2002 and 2001...2
        c) Condensed Consolidated Statements of Cash Flows
           For the three months and six months ended June 30, 2002 and 2001...3
        d) Notes to Consolidated Financial Statements.........................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........14

Part II.  Other Information

Item 1. Legal Proceedings....................................................15
Item 2. Changes in Securities and Use of Proceeds............................16
Item 3. Defaults upon Senior Securities......................................16
Item 4. Submission of Matters to a Vote of Security Holders..................16
Item 5. Other Information....................................................17
Item 6. Exhibits and Reports on Form 8-K.....................................17

Part III.  Signatures........................................................21

Part I.  Financial Information
Item 1.  Financial Statements


                                             INFOWAVE SOFTWARE, INC.
                                           Consolidated Balance Sheets
                                           (expressed in U.S. dollars)

=====================================================================================================
                                                                      June 30,          December 31,
                                                                          2002                  2001
                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets
Current Assets:
        Cash and cash equivalents                                   $3,865,534           $ 9,087,730
        Short term investments                                         356,429               352,670
        Accounts receivable                                            918,525             1,454,681
        Finished goods inventory                                         5,530                49,710
        Prepaid expenses                                                40,633               181,740
-----------------------------------------------------------------------------------------------------
                                                                     5,186,651            11,126,531

Capital assets (note 5)                                                949,544             2,531,144
-----------------------------------------------------------------------------------------------------
                                                                    $6,136,195           $13,657,675
=====================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities (note 4)           $1,309,629           $ 1,568,303
        Deferred revenue                                               250,658               281,420
-----------------------------------------------------------------------------------------------------
                                                                     1,560,287             1,849,723
Shareholders' equity:
        Share capital
            Authorized: 100,000,000 voting common shares
            Issued:  57,686,818 (2001: 23,440,203)                  55,523,977            42,447,141
        Special warrants, net of issue costs of $1,882,912                   -            13,004,340
        Additional paid-in-capital (note 6(e))                           9,019                     -
        Other equity instruments (note 6(a))                         1,613,096             1,613,096
        Deficit                                                    (52,236,616)          (44,626,077)
        Cumulative translation account                                (333,568)             (630,548)
        ---------------------------------------------------------------------------------------------
                                                                     4,575,908            11,807,952

-----------------------------------------------------------------------------------------------------
                                                                    $6,136,195           $13,657,675
=====================================================================================================



         See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)



========================================================================================================================
                                                         Three months ended                    Six months ended
                                                  June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001
                                                    (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Sales                                            $   517,977         $   873,340       $   843,238         $ 1,731,104

Cost of goods sold                                   111,574              72,883           148,741             187,542
------------------------------------------------------------------------------------------------------------------------
                                                     406,403             800,457           694,497           1,543,562
Expenses:
         Research and development                    815,492           1,767,385         1,717,471           3,336,322
         Sales and marketing                       1,179,481           2,588,289         2,803,705           5,261,369
         General and administrative                  592,640           1,203,348         1,308,633           2,398,604
         Restructuring (note 4)                    1,415,380             753,741         1,415,380             753,741
         Amortization                                461,664             452,469           944,068             763,392
------------------------------------------------------------------------------------------------------------------------
                                                   4,464,657           6,765,232         8,189,257          12,513,428
------------------------------------------------------------------------------------------------------------------------
Loss from Operations                               4,058,254           5,964,775         7,494,760          10,969,866

Other expenses (income):
         Interest and other income                    (9,650)            (80,718)          (37,495)           (213,518)
         Foreign exchange                            185,910             122,029           153,274              69,862
------------------------------------------------------------------------------------------------------------------------
Net loss for the period                            4,234,514           6,006,086         7,610,539          10,826,210

Deficit, beginning of period                      48,002,102          28,585,765        44,626,077          23,765,641
------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                           $52,236,616         $34,591,851       $52,236,616         $34,591,851
------------------------------------------------------------------------------------------------------------------------
Net loss per share                               $      0.07         $      0.26       $      0.16         $      0.48
------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares
outstanding                                       57,686,701          23,393,156        46,920,880          22,719,392
========================================================================================================================


See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)



========================================================================================================================
                                                         Three months ended                    Six months ended
                                                  June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001
                                                    (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Net cash used in operations                       ($3,190,436)       ($5,275,577)      ($5,411,749)       ($9,853,678)

Cash flows from investing activities:
      Redemption of short term investments              7,953          1,029,803            12,565          4,291,210
      Purchase of capital assets                      (13,142)          (715,379)          (93,866)        (1,739,940)
------------------------------------------------------------------------------------------------------------------------
                                                       (5,189)           314,424           (81,301)         2,551,270
Cash flows from financing activities:
      Issuance of shares and warrants for cash,
      net of issue costs                                2,576            (89,279)           72,561          7,331,128

Foreign exchange gain (loss) on cash and cash
equivalents held in a foreign currency                221,239            262,754           198,293            (14,347)
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                      (2,971,810)        (4,787,678)       (5,222,196)            14,373

Cash and cash equivalents, beginning of
  period                                            6,837,344          7,170,143         9,087,730          2,368,092
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 3,865,534         $2,382,465        $3,685,534         $2,382,465
========================================================================================================================


See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2002 and for all periods presented, have been included. Interim results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The unaudited consolidated balance sheets, statements of operations and deficit and condensed statements of cash flows include the accounts of the Company and its wholly-owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 10, these financial statements comply, in all material respects, with generally accepted accounting principles ("GAAP") in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2001 except as disclosed in notes 3 and 6(e).

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

2.   Continuing Operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three month and six month period ended June 30, 2002 and in prior periods. To date, the Company has financed its continuing operations through the issuance of common shares and special warrants, and more recently from a credit facility provided by the Company's former Chief Executive Officer. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

In addition, the Company initiated a restructuring program (note 4) in order to reduce its expenditures and streamline operations. A lower cost structure, together with estimated revenue, the exercise of options and warrants and the debt financing obtained during the six months ended June 30, 2002 (note 6(b)), is expected to provide the Company with sufficient working capital to fund the Company's operations for the balance of 2002. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurances that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available on terms favorable to the Company, or at all, or reductions in expenditures are required, the Company may not be able to or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


its available cash and to evaluate additional means of financing and cost reduction strategies in order to satisfy its working capital and other cash requirements.


3.   Significant Accounting Policies

These interim financial statements follow the same accounting policies and methods of application as described in Note 2 to our Annual Consolidated Financial Statements, except for the following:

Stock-based compensation

Effective January 1, 2002 the Company adopted the new Recommendations of the Canadian Institute of Chartered Accountants Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. The Company applies HB 3870 prospectively to all stock-based payments to employees and non-employees granted on or after January 1, 2002.

The Company accounts for all options granted to employees, including directors, under the intrinsic value method, whereby the excess, if any, of the quoted market value of the stock at the date of grant over the exercise price of the option is recorded as stock based compensation expense. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect with respect to employee options, on its results of operations for the three and six month periods ended June 30, 2002.

Options granted to non-employees on or after January 1, 2002 are accounted for under the fair value based method. Under this method, options granted to non-employees are measured at their fair value and recognized as the options are earned. Due to the nature of the Company's stock option plans, no transition adjustments were required to be recognized on adoption of the policies effective January 1, 2002.


4.   Restructuring Expense

During  the  three  months  ended  June  30,  2002,  the  Company   initiated  a
restructuring plan to significantly reduce operating expenses and preserve capital. The costs resulted from reductions in staff, lease termination costs and write-down of fixed assets that are either no longer being utilized or the costs are no longer recoverable as a result of the implementation of the restructuring plan.

A breakdown of these costs is summarized below:

======================================================================
----------------------------------------------------------------------
Employee Severance                                        $  354,834
Lease termination costs                                      282,793
Write-down of fixed assets                                   777,753
----------------------------------------------------------------------
Total                                                     $1,415,380
======================================================================


All initiatives from the plan were substantially complete at June 30, 2002 with the exception of a small reduction in headcount in July 2002 and $177,060 in costs that were unpaid and remain in accounts payable and accrued liabilities at June 30, 2002.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



5.   Capital assets

===============================================================================================================
                                                                             Accumulated            Net Book
June 30, 2002 (unaudited)                                       Cost         Depreciation              Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $3,447,155           $2,731,190            $715,965
Leasehold improvements                                       106,257               36,928              69,329
Office equipment                                             180,916               61,483             119,433
Software licenses and purchased source code
                                                             202,051              157,234              44,817
---------------------------------------------------------------------------------------------------------------
                                                          $3,936,379           $2,986,835            $949,544
===============================================================================================================


===============================================================================================================
                                                                             Accumulated            Net Book
December 31, 2001                                               Cost         Depreciation              Value
---------------------------------------------------------------------------------------------------------------
Computer equipment and software                           $3,964,196           $2,265,791          $1,698,405
Leasehold improvements                                       425,590              110,840             314,750
Office equipment                                             619,634              151,669             467,965
Software licenses and purchased source code
                                                             192,895              142,871              50,024
---------------------------------------------------------------------------------------------------------------
                                                          $5,202,315           $2,671,171          $2,531,144
===============================================================================================================

6.   Shareholders' equity

(a) During the year ended December 31, 2001, the Company granted Thomas Koll, at that time the Chief Executive Officer of the Company, warrants to purchase up to 3,510,455 common shares at a price of Cdn $1.10, exercisable for three years. The fair value of these warrants of $1,613,096 was recognized as a financing cost that was amortized in full in 2001 and as other equity instruments. As at June 30, 2002 none of these warrants had been exercised.

(b) On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner, Compaq Computer Corporation (now "Hewlett-Packard Company" or "HP"), for a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan at any time provided that certain standard working capital conditions are met. The convertible loan will be secured by certain assets of the Company, excluding its intellectual property. As at June 30, 2002, the Company has not drawn on this loan.

(c)  On November 23, 28 and 30, 2001 the Company  issued  31,965,319,  1,960,784 and 195,186, special warrants at a price per special warrant of Cdn.$0.69, Cdn.$0.81 and Cdn.$0.86 respectively, for gross proceeds of $14,887,252 (Cdn. $23,812,165) of which $4,475,309 was held in escrow and included in cash and cash equivalents at December 31, 2001. The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of one common share purchase warrant.

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

(d)  As at June 30, 2002,  the Company had  5,133,973  (2001 - 6,416,689)  stock options outstanding with exercise prices ranging from Cdn. $0.20 to Cdn. $64.50 and 25,287,625 (2001 - 25,504,279) warrants outstanding with exercise prices ranging from Cdn. $0.81 to Cdn. $7.15. As at June 30, 2002, 1,978,385 (2001 - 2,530,783) stock options were exercisable. Of these instruments, 5,025,973 options and all warrants were not included in the diluted per share calculations for the three months ended June 30, 2002 and 3,699,222 options and all warrants for the six months ended June 30, 2002 as their exercise prices were greater than or equal to the average market value of the underlying shares during the respective period.

(e) During the three months ended June 30, 2002, the Company recorded a stock based compensation charge of $9,019 relating to options issued to non-employees, representing the fair value of those options. Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the three and six months ended June 30, 2002. Had the Company determined compensation expense for option grants made to employees after December 31, 2001, based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:

========================================================================================================
                                                                         Three months        Six months
                                                                                ended             ended
                                                                        June 30, 2002      June 30, 2002
--------------------------------------------------------------------------------------------------------
Net loss - as reported                                                    $4,234,514         $7,610,539
Net loss - pro forma                                                       4,243,222          7,624,827

Net loss per share - as reported                                          $     0.07         $     0.16
Net loss per share - pro forma                                            $     0.07         $     0.16
========================================================================================================


     The weighted average estimated fair value at the date of grant for options granted during the three months ended June 30, 2002 was $0.18 per share.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



     The fair value of each options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

========================================================================================================
                                                                         Three months        Six months
                                                                                ended             ended
                                                                        June 30, 2002      June 30, 2002
--------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                        2.28%            2.16%
Dividend yield                                                                    -                -
Volatility factor                                                               115%             120%
Weighted average expected life of the options                                5 years          5 years
========================================================================================================

     For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period.

7.   Subsequent event

Subsequent to June 30, 2002, the Company committed to grant 1,609,000 stock options to all employees pursuant to the Employee Stock Option Plan. The exercise price of this special grant was $0.12 (Cdn. $0.18). In addition, the Company granted 250,000 stock options with an exercise price of $0.11 (Cdn. $0.17) to a newly appointed officer of the company.

8.   Contingency

The Company received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing the Company that Glenayre requires indemnity for certain legal and other costs associated with a lawsuit between Glenayre and another third party, pursuant to agreements between Glenayre and the Company. On June 24, 2002, the Company received a statement of claim from Glenayre seeking indemnity and payment of legal and other expenses in connection with its lawsuit. The claim comprised of $608,000 in legal fees and $50,000 in internal expenses. The Company has previously developed and supplied technology to Glenayre. After an internal investigation, and consultation with outside counsel, based upon the description provided by Glenayre in relation to its need for indemnity, the Company believes that the technology the Company developed and supplied to Glenayre does not infringe the intellectual property rights of any third party. The Company has previously taken the necessary steps to assure itself of this fact, including obtaining advice from Canadian and US intellectual property counsel. Further, the Company has not received any claim from any third party. As a result, the Company denies any obligation to indemnify Glenayre with respect to this claim and does not believe the Company will ultimately be required to reimburse Glenayre for its costs. Accordingly, no amounts have been accrued for this claim as the ultimate outcome of this action and costs, if any, are not determinable.

9.   Comparative Figures

Certain prior period comparatives have been reclassified to confirm to the current period presentation.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


10.  United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended June 30, 2002. The following are the material measurement differences from GAAP in the United States as they relate to the Company's June 30, 2002 financial statements:

(a)  Net loss and net loss per share:


=============================================================================================================
                                                            Three months ended          Six months ended
                                                         June 30,       June 30,       June 30,    June 30,
                                                           2002           2001          2002         2001
                                                       (unaudited)     (unaudited)   (unaudited)  (unaudited)
--------------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
Canadian GAAP                                          $ 4,234,514    $ 6,006,086    $7,610,539   $10,826,210
Adjustment for stock-based compensation relating to
stock options issued to non-employees                            -            -             -         123,730
--------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP         $ 4,234,514    $ 6,006,086    $7,610,539   $10,949,940
=============================================================================================================

=============================================================================================================
Weighted average number of shares outstanding in
accordance with Canadian and United States GAAP         57,686,701    $23,393,156    46,920,880    22,719,392
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
   Net loss per share in accordance with US GAAP       $      0.07    $      0.26    $     0.16   $      0.48
=============================================================================================================

=============================================================================================================
Comprehensive loss:
      Net loss in accordance with United
          States GAAP                                  $ 4,234,514    $ 6,006,086    $7,610,539   $10,949,940
      Other comprehensive loss (income):
            Foreign currency translation adjustment       (326,551)      (500,563)     (296,980)       90,171
--------------------------------------------------------------------------------------------------------------
                                                       $ 3,907,963    $ 5,505,523    $7,313,559   $11,040,111
=============================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



10.  United States generally accepted accounting principles (continued)

(b)  Balance sheet:

========================================================================================================
                                                                       June 30, 2002        December 31,
                                                                         (unaudited)               2001
--------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                           $ 6,136,195         $13,657,675
========================================================================================================

========================================================================================================
                                                                       June 30, 2002        December 31,
                                                                         (unaudited)               2001
--------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                          $55,523,977         $42,447,141
  Foreign exchange effect on conversion of 1998 and prior
    share capital transactions                                              543,269             543,269
  Additional paid in capital relating to stock options issued
    to non-employees                                                        520,999             520,999
  Additional paid in capital related to escrow shares                       107,077             107,077
--------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                      56,695,322          43,618,486
--------------------------------------------------------------------------------------------------------
Special warrants in accordance with Canadian and United States                    -          13,004,340
  GAAP
--------------------------------------------------------------------------------------------------------
Additional paid-in-capital in accordance with Canadian and United
  States GAAP                                                                 9,019                   -
--------------------------------------------------------------------------------------------------------
Other equity instruments in accordance with United States GAAP            1,613,096           1,613,096
--------------------------------------------------------------------------------------------------------
Deficit in accordance with Canadian GAAP                                (52,236,616)        (44,626,077)
  Foreign exchange effect on conversion of 1998 and prior
    income statements                                                      (189,240)           (189,240)
  Cumulative effect of stock based compensation relating
    to stock options issued to non-employees                               (519,411)           (519,411)
  Cumulative effect of stock based compensation relating
    to escrow shares                                                       (101,474)           (101,474)
--------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                           (53,046,741)        (45,436,202)
--------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with Canadian GAAP            (333,568)           (630,548)
  Foreign exchange effect on conversion of 1998 and prior
    financial statements                                                   (341,140)           (341,140)
  Cumulative foreign exchange effect of US GAAP
    adjustments                                                             (20,080)            (20,080)
--------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United                   (694,788)           (991,768)
  States GAAP
--------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                       $ 4,575,908         $11,807,952
--------------------------------------------------------------------------------------------------------

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


Overview

Although, the Company experienced revenue growth over the first quarter of 2002, the Company continues to face a challenging environment where corporations have been very conservative on IT spending and have consequently delayed large investments in new technology. In order to preserve capital, the Company restructured its business during the quarter to significantly lower its cost structure and increase operational efficiencies. This consisted of a reduction in headcount and consolidation of facilities. Although the Company continues to have U.S. operations, the Company terminated its lease in Bellevue, Washington and amended its lease in Burnaby, British Columbia in order to reduce its office space. The Company also established a new management structure called the Office of the President, currently consisting of CTO Sal Visca, CFO George Reznik, board member Jim McIntosh and recently appointed EVP Sales & Marketing, Bill Tam. The result of these structural changes is a more streamlined operation with fewer administrative levels with continued investment in key areas such as sales and product development.


Quarter ended June 30, 2002 compared to the first quarter of 2002 and the second quarter of 2001.

Revenues for the second quarter of 2002 were $517,977 representing an increase of 59% from $325,261 in the first quarter of 2001 and a decrease of 41% from $873,340 in the second quarter of 2001. Revenues in the second quarter of 2002 were derived 71% from software license fees, 18% from maintenance and support fees, and 11% from technical service fees. Gross margins for the second of 2002 were 78%, compared to 89% in the previous quarter and 92% in the second quarter of 2001. The decrease was due to a one-time write-down of obsolete inventory.

Total expenses for the second quarter ended June 30, 2002 were $4,464,657, which increased 20% from $3,724,600 in the previous quarter and decreased 34% from $6,765,232 in the second quarter of 2001. The increase over the prior quarter was largely due to $1,415,380 in restructuring costs offset by a decrease in operating costs. The restructuring charge comprised primarily of employee severance, lease termination fees and non-cash fixed asset write-downs. The total cash impact of the restructuring plan was approximately $630,000, relating to employee severance and the exit of long-term lease arrangements.

Cash operating expenditures including capital expenditures and excluding restructuring charges continued to decrease in all areas totaling $2,600,755 for the quarter. This represented a decrease of 22% from $3,332,920 in the previous quarter and 59% from approximately $6,274,401 in the second quarter of 2001.

Total research and development ("R&D") expenses for the second quarter of 2002 totaled $815,492, representing a decrease of 10% from a prior quarter total of $901,979 and 54% from $1,767,385 in the second quarter of 2001. The Company continues to ensure that its investment in R&D is sufficient to support its current product line. Approximately 45% of the Company's total headcount remains in R&D.

Sales & marketing expenses for the quarter ended June 30, 2002 were $1,179,481, compared to $1,624,224 in the first quarter of 2002 and $2,588,289 in the second quarter of 2001. The decrease of 27% from the previous quarter was due to reductions in headcount and due to lower spending in areas such as direct marketing programs and other promotion initiatives.

General and administrative ("G&A") expenses of $592,640 decreased by 17% from expenses of $715,993 in the prior quarter and 51% from expenses of $1,203,348 in the comparable period in 2001. The decrease was primarily attributed to headcount reduction, lower professional fees and reduced corporate administrative expenses as a result of the restructuring that took place in the second quarter.

Amortization expense totaled $461,664 in the quarter ended June 30, 2002 and is consistent with amortization expense of $482,404 in the prior quarter and $452,469 in the second quarter of 2001.

Interest and other income for the second quarter of 2002 was $9,650 compared to $27,845 in the first quarter of 2002 and $80,718 in the comparable period of 2001. The decrease is attributable to lower balances in the Company's cash, cash equivalents and short-term investments.

Foreign exchange loss was $185,910 for the second quarter of 2002, compared to a gain of $32,636 in the prior quarter and a loss of $122,029 in the second quarter of 2001. The changes are due to fluctuations in the foreign exchange rate between the Canadian and US Dollar. The US dollar weakened by approximately 5% against the Canadian dollar during the quarter which impacted the Company's results as the majority of the Company's monetary balances are in US denomination.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Total revenues for the six months ended June 30, 2002 were $843,238, which represented an $887,866 or 51% decrease from the comparable period in 2001. The revenue breakdown for the six-month period ending June 30, 2002 comprised of 67% in license fees, 22% in support and maintenance and 11% in technical service fees. Gross margins were 82% for the current period compared to 89% in the six months ended June 30, 2001 due to a write-down of obsolete inventory in the second quarter of 2002.

Total operating expenses for the six months ended June 30, 2002 was $8,189,257 versus $12,513,428 for the same period in 2001. R&D expenses decreased by 49% from $3,336,322 in the 2001 period to $1,717,471 in 2002 due to a lower headcount and reduced usage of contractors. Sales and marketing expenses of $2,803,705 decreased by 47% from $5,261,369, largely attributed to headcount reductions and conservative spending in marketing programs, advertising and public relations campaigns. G&A costs of $1,308,633 represented a decrease of $1,089,971 or 45% which is expected given a smaller operating structure and reduced overhead. Total operating expenses also include $1,415,380 in restructuring charges compared to $753,741 in the prior year.

Amortization expense increased from $763,392 in the first six months of 2001 to $944,068 in the same period of 2002. The increase of 24% is due to the amortization of significant additions to the capital asset base in 2001. These additions in the prior year consisted primarily of purchases of computer equipment and software.

Interest & other income for the six months ended June 30, 2002 was $37,495, compared to $213,518 in the comparable period in 2001. The Company carried a higher average cash balance in the prior year as a result of a financing that closed during the first quarter of 2001.

Foreign exchange loss increased from $69,862 at the end of June 30, 2001 to $153,274 at the end of June 30, 2002. The fluctuation is due to the movement in the price of the US dollar as it weakened against the Canadian dollar.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at June 30, 2002 totaled $4,221,963. This includes approximately $240,000 pledged as security for a Cdn $100,000 operating line that has not been drawn upon as at June 30, 2002 and a letter of credit totaling $150,000 supporting a lease obligation. The Company had total working capital of $3,626,364 at June 30, 2002, compared to $9,276,808 at December 31, 2001 and $4,318,326 at June 30, 2001. The decreases were mainly attributable to $5,411,749 used in operations during the six-month period ending June 30, 2002. Accounts receivable decreased from $1,454,681 at December 31, 2001 to $918,525 at June 30, 2002, largely due to the collection of significant invoices totaling approximately $800,000, offset by new deals that were closed in the current year.

Capital assets decreased significantly from $2,531,144 at December 31, 2001 to $949,544 due to a one-time write-down of fixed assets primarily related to the exit of lease facilities from the recent corporate restructuring. Total capital expenditures were $13,142 during the quarter ended June 30, 2002 as a result of conservative IT spending and cost control.

At June 30, 2002 the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, and a convertible loan agreement. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with HP, provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan provided it meets certain standard working capital conditions. Until December 31, 2002, the Company may draw down amounts not to exceed 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP loan, the Company may draw down amounts not to exceed the Company's working capital (as described in the loan agreement) from time to time. The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At June 30, 2002, no amounts were outstanding on the operating line or the convertible loan.

The Company initiated a restructuring plan during the second quarter of 2002 in order to meet its aggressive cost reduction initiatives. As a result of the plan, the Company believes that the total amount of cash, cash equivalents and short-term investments will be sufficient to ensure that the Company remains funded through 2002. Thereafter, the Company may need to raise additional capital for working capital or expenses. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of June 30, 2002, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although realized foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.


Critical Accounting Policies

In preparing the consolidated financial statements, estimates and judgements are applied that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities for the reporting periods. The Company bases its estimates based on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. On an on-going basis, the Company evaluates areas of estimate or judgement to ensure they reflect currently available assessments and knowledge. Actual results may differ from these estimates under different assumptions and conditions.

The Company believes that the following critical accounting policies affect the more significant judgements and estimates.

The consolidated financial statements reflect a full valuation allowance against the net future income tax assets based on the Company's assessment that it is not more likely than not to be able to utilize certain deductions before their expiry. The Company's assessment is based on a judgement of the ongoing existence of estimated losses before such deductions. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact the Company's ability to utilize these deductions.

The Company recognizes revenue on the percentage of completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could materially impact these estimates. No software development contracts have been signed in the six-months ended June 30, 2002.

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principals ("GAAP") and subsequently reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 10 to the financial statements.

The Company's Significant Accounting Policies are described in Note 2 to the Consolidated Financial Statements found in Item 8 of the Company's Form 10-K filed on March 28, 2002.


Part II.  Other Information

Item 1.   Legal Proceedings

     The Company received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing the Company that Glenayre requires indemnity for certain legal and other costs associated with a lawsuit between Glenayre and another third party, pursuant to agreements between Glenayre and the Company. The Company was previously only one of a number of suppliers that developed and supplied technology to Glenayre for the products and services which were part of the claims made by the third party. On June 24, 2002, the Company received a statement of claim from Glenayre seeking indemnity and payment of legal and other expenses in connection with its lawsuit with the third party. The claim comprised of $608,000 in legal fees and $50,000 in internal expenses. After an internal investigation, and consultation with outside counsel, based upon the description provided by Glenayre in relation to its need for indemnity, the Company believes that the technology the Company developed and supplied to Glenayre does not infringe the intellectual property rights of any third party. The Company has previously taken the necessary steps to assure itself of this fact, including obtaining advice from Canadian and US intellectual property counsel. Further, the Company has not received any claim from any third party. As a result, the Company denies any obligation to indemnify Glenayre with respect to this claim and does not believe the Company will ultimately be required to reimburse Glenayre for its costs.

Item 2. Changes in Securities and Use of Proceeds

     None.


Item 3. Defaults upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on June 27, 2002, where the shareholders:

     (i) appointed KPMG LLP, Chartered Accountants, as the Company's independent auditors for the ensuing year and authorized the Company's board of directors to fix the remuneration for such auditors;

     (ii) approved setting the size of the Company's board of directors at six, subject to increase as may be permitted under the Company Act (British Columbia);

     (iii) approved amendments to the Stock Option Plan to increase the number of Common Shares available for issuance under stock options; and

     (iv) elected Thomas Koll, Jim McIntosh, Barb Richardson, Travis Lee Provow, Phillip Ladouceur and David Neale as directors of the Company

     The shareholders voted in the following manner:

     PROPOSAL 1: To appoint KPMG LLP, Chartered Accountants, as the Company's independent auditors for the ensuing year and authorized the Company's board of directors to fix the remuneration for such auditors. There were 14,629,571 votes cast for the proposal, 27,915 votes withheld and 2,000 broker non-votes

     PROPOSAL 2: To approve setting the size of the Company's board of directors at six, subject to increase as may be permitted under the Company Act (British Columbia). There were 14,585,906 votes cast for the proposal, 72,380 votes cast against and 1,200 broker non-votes.

     PROPOSAL 3: To approve amendments to the Company Stock Option Plan whereby the number of common shares available for issuance under the plan be increased to 10,068,679 common shares. There were 13,247,561 votes cast for the proposal, 1,409,725 votes cast against 2,200 broker non-votes.

     PROOSAL 4: To elect the following individuals to the Company's board of directors:

     Name                Votes For        Votes Withheld       Broker non-votes
     ----                ---------        --------------       ----------------
     Thomas Koll         14,597,041           52,195                10,250

     Phillip Ladouceur   14,620,141           29,095                10,250

     Jim McIntosh        14,606,111           43,125                10,250

     David Neale         14,620,531           28,705                10,250

     Travis Lee Provow   14,613,241           35,995                10,250

     Barb Richardson     14,608,739           40,497                10,250


Item 5.  Other Information

     (a) On July 11, 2002, Mr. Bill Tam was appointed the Company's Executive Vice President of Sales and Marketing and member of the Office of the President

     (b)  On July  15,  2002,  Mr.  David  Neale  resigned  from  the  Board  of
          Directors.


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

  4.7(10)      Warrant Certificate dated July 24, 2001 issued to Thomas Koll

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

 10.31(10)     Promissory Note dated August 10, 2001 between the Corporation and
               Sal Visca

 10.32(10)     Employment  letter dated August 10, 2001 between the  Corporation and Sal Visca

*10.33(11)     Employment letter dated March 8, 2002 between the Corporation and
               George Reznik

 10.34(11)     Convertible  loan  agreement  dated  March 8,  2002  between  the
               Corporation and Compaq

 10.35 Lease Termination Agreement dated May 25, 2002 between the Corporation and Sterling Realty Organization Co.

 10.36 Lease Agreement dated June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

 10.37 Surrender of Lease Agreement dated June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

 10.38 Surrender of Lease Agreement dated June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

 10.39 Modification and Partial Surrender of Lease Agreement dated June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

 99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

 99.2 Certification of Sal Visca as a member of the Corporation's Office of President Pursuant to 18 U.S.C. 1350, as adoptd pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.3 Certification of Bill Tam as a member of the Corporation's Office of President Pursuant to 18 U.S.C. 1350, as adoptd pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

 99.4 Certification of George Resnik as the Corporation's Chief Financial Officer and as a member of the Office of President Pursuant to 18 U.S.C. 1350, as adoptd pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)  Reports on Form 8-K


     On May 5, 2002, the Company filed a Form 8-K announcing the Company's appointment of Thomas Koll to the position of Chairman of the Board and the creation of an Office of the President.

PART III.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002

                                        INFOWAVE SOFTWARE, INC.

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