Form 10-Q
period 2002-09-30
INFOWAVE SOFTWARE INC
filed 2002-11-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002


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

                             Yes [X]    No

            Common shares outstanding at November 6, 2002: 57,686,828

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                  For the Nine Months Ended September 30, 2002




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        a)  Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001...........................1
        b)  Consolidated Statements of Operations and Deficit
            For the three months and nine months ended
            September 30, 2002 and 2001........................................2
        c)  Condensed Consolidated Statements of Cash Flows
            For the three months and nine months ended
            September 30, 2002 and 2001........................................3
        d)  Notes to Consolidated Financial Statements.........................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............14

Item 4. Controls and Procedures...............................................14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15

Item 2. Changes in Securities and Use of Proceeds.............................15

Item 3. Defaults upon Senior Securities.......................................15

Item 4. Submission of Matters to a Vote of Security Holders...................15

Item 5. Other Information.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................15

Signature

Certificates

Part I.  Financial Information

Item 1.  Financial Statements


                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)


====================================================================================================
                                                                      Sept 30,           Dec 31,
                                                                        2002              2001
                                                                    (unaudited)
----------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and cash equivalents                                     $ 2,794,799         $ 9,087,730
     Short term investments                                            355,946             352,670
     Accounts receivable                                               790,700           1,454,681
     Finished goods inventory                                            5,626              49,710
     Prepaid expenses                                                   76,554             181,740
----------------------------------------------------------------------------------------------------
                                                                     4,023,625          11,126,531

Capital assets                                                         642,668           2,531,144

Other assets                                                            25,341                   -

----------------------------------------------------------------------------------------------------
                                                                   $ 4,691,634         $13,657,675
====================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities                   $ 1,034,334         $ 1,568,303
        Deferred revenue                                               260,396             281,420
----------------------------------------------------------------------------------------------------
                                                                     1,294,730           1,849,723
Shareholders' equity
        Share capital
          Authorized: 100,000,000 voting common shares
          Issued:  57,686,828 (2001: 23,440,203)                    55,576,063          42,447,141
        Special warrants, net of issue costs of $1,882,912                   -          13,004,340
        Additional paid-in capital                                       9,019                   -
        Other equity instruments                                     1,613,096           1,613,096
        Deficit                                                    (53,306,224)        (44,626,077)
        Cumulative translation account                                (495,050)           (630,548)
----------------------------------------------------------------------------------------------------
                                                                     3,396,904          11,807,952
----------------------------------------------------------------------------------------------------
                                                                   $ 4,691,634         $13,657,675
====================================================================================================


       See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)


----------------------------------------------------------------------------------------------------------------
                                                    Three months ended                    Nine months ended
                                               Sept 30, 2002    Sept 30, 2001     Sept 30, 2002     Sept 30, 2001
                                                (unaudited)      (unaudited)        (unaudited)      (unaudited)
----------------------------------------------------------------------------------------------------------------
Sales                                          $   676,415      $   923,282        $ 1,519,653       $ 2,654,386

Cost of goods sold                                 221,369          161,308            370,110           348,850
----------------------------------------------------------------------------------------------------------------
                                                   455,046          761,974          1,149,543         2,305,536
Expenses:
         Research and development                  430,822        1,124,893          2,148,293         4,461,215
         Sales and marketing                       597,865        2,287,515          3,401,570         7,548,884
         Administration                            386,442          963,847          1,695,075         3,170,451
         Restructuring                                   -          472,954          1,415,380         1,226,695
         Depreciation and amortization             273,998          584,757          1,218,066         1,348,149
----------------------------------------------------------------------------------------------------------------
                                                 1,689,127        5,433,966          9,878,384        17,755,394
----------------------------------------------------------------------------------------------------------------
Loss from operations                             1,234,081        4,671,992          8,728,841        15,449,858

Other expenses (income)
         Interest and other income                 (13,623)         (32,664)           (51,118)         (246,182)
         Financing costs                                 -          666,062                  -           666,062
         Foreign exchange                         (150,850)         (96,534)             2,424           165,328
----------------------------------------------------------------------------------------------------------------
Net loss for the period                          1,069,608        5,208,856          8,680,147        16,035,066

Deficit, beginning of period                    52,236,616       34,591,851         44,626,077        23,765,641
----------------------------------------------------------------------------------------------------------------
Deficit, end of period                         $53,306,224      $39,800,707        $53,306,224       $39,800,707
----------------------------------------------------------------------------------------------------------------
Net loss per share                             $      0.02      $      0.22        $      0.17       $      0.70
----------------------------------------------------------------------------------------------------------------
Weighted average number of shares
   outstanding                                  57,686,828       23,410,587         50,548,963        22,952,322
----------------------------------------------------------------------------------------------------------------




      See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended               Nine months ended
                                                             Sept 30, 2002     Sept 30, 2001     Sept 30, 2002    Sept 30, 2001
                                                              (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operations:
   Net cash used in operations                                 ($888,042)      ($4,286,519)      ($6,345,997)     ($14,140,197)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Redemption (purchase) of short term investments               (13,087)        1,787,863              (522)        6,079,073
   Purchase of capital assets                                    (12,802)         (441,401)         (106,668)       (2,181,341)
   Proceeds on disposal of capital assets                          4,889                 -             4,889                 -
   Purchase of long term investments                             (25,604)                -           (25,604)                -
-------------------------------------------------------------------------------------------------------------------------------
                                                                 (46,604)        1,346,462          (127,905)        3,897,732
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from operating loan                                        -         1,510,701                 -         1,510,701
   Deferred financing costs                                            -          (249,257)                -          (249,257)
   Issuance of shares and warrants for cash,
     net of issue costs                                                3            (2,263)           72,564         7,328,865
-------------------------------------------------------------------------------------------------------------------------------
                                                                       3         1,259,181            72,564         8,590,309
-------------------------------------------------------------------------------------------------------------------------------
Foreign exchange gain (loss) on cash and cash
  equivalents held in a foreign currency                        (136,092)          (60,713)          108,407           (75,060)
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              (1,070,735)       (1,741,589)       (6,292,931)       (1,727,216)

Cash and cash equivalents, beginning of period                 3,865,534         2,382,465         9,087,730         2,368,092
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $2,794,799        $  640,876        $2,794,799        $  640,876
-------------------------------------------------------------------------------------------------------------------------------
Supplemental information:
   Non-cash adjustment to accrued net issue costs of
     shares and warrants                                      $   52,625                 -        $   52,625                 -
-------------------------------------------------------------------------------------------------------------------------------



      See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2002 and for all periods presented, have been included. Interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other interim period.

The unaudited consolidated balance sheets, statements of operations and deficit and condensed statements of cash flows include the accounts of the Company and its wholly owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 10, these financial statements comply, in all material respects, with generally accepted accounting principles ("GAAP") in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2001 except as disclosed in notes 3 and 6(e).

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

2.   Continuing Operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three-month and nine-month periods ended September 30, 2002 and in prior periods. To date, the Company has financed its continuing operations through the issuance of common shares and special warrants, and more recently from a credit facility provided by the Company's former Chief Executive Officer. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

In addition, the Company initiated a restructuring program (note 4) in order to reduce its expenditures and streamline operations. A lower cost structure, together with estimated revenue, the exercise of options and warrants and the debt financing obtained during the nine months ended September 30, 2002 (note 6(b)), is expected to provide the Company with sufficient working capital to fund the Company's operations for the balance of 2002. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurances that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available on terms favorable to the Company, or at all, or reductions in expenditures are required, the Company may not be able to, or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing and cost reduction strategies in order to satisfy its working capital and other cash requirements.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



3.   Significant Accounting Policies

These interim financial statements follow the same accounting policies and methods of application as described in Note 2 to our Annual Consolidated Financial Statements, except for the following:

Stock-based compensation

Effective January 1, 2002, the Company adopted the new Recommendations of the Canadian Institute of Chartered Accountants Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. The Company applies HB 3870 prospectively to all stock-based payments to employees and non-employees granted on or after January 1, 2002.

The Company accounts for all options granted to employees, including directors, under the intrinsic value method, whereby the excess, if any, of the quoted market value of the stock at the date of grant over the exercise price of the option is recorded as stock based compensation expense. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect with respect to employee options, on its results of operations for the three and nine-month periods ended September 30, 2002.

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

A breakdown of these costs is summarized below:

--------------------------------------------------------------------------------
                                                                Restructuring
                                                                     Expense
--------------------------------------------------------------------------------
Employee Severance                                                 $354,834
Lease termination costs                                             282,793
Write-down of fixed assets                                          777,753
--------------------------------------------------------------------------------
Total                                                            $1,415,380
--------------------------------------------------------------------------------


5.   Capital assets

                                                                        Accumulated         Net Book
September 30, 2002 (unaudited)                             Cost         Depreciation          Value
-----------------------------------------------------------------------------------------------------
Computer equipment and software                      $3,262,685          $2,842,301         $420,384
Leasehold improvements                                  102,252              40,730           61,522
Office equipment                                        174,097              65,532          108,565
Software licenses and purchased source code              60,572               8,375           52,197
-----------------------------------------------------------------------------------------------------
                                                     $3,599,606          $2,956,938         $642,668
-----------------------------------------------------------------------------------------------------

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



-----------------------------------------------------------------------------------------------------
December 31, 2001                                                       Accumulated         Net Book
                                                           Cost         Depreciation          Value
-----------------------------------------------------------------------------------------------------
Computer equipment and software                      $3,964,196          $2,265,791       $1,698,405
Leasehold improvements                                  425,590             110,840          314,750
Office equipment                                        619,634             151,669          467,965
Software licenses and purchased source code             192,895             142,871           50,024
-----------------------------------------------------------------------------------------------------
                                                     $5,202,315          $2,671,171       $2,531,144
-----------------------------------------------------------------------------------------------------


6.   Shareholders' equity

(a) During the year ended December 31, 2001, the Company granted Thomas Koll, at that time the Chief Executive Officer of the Company, warrants to purchase up to 3,510,455 common shares at a price of Cdn $1.10, exercisable for three years. The fair value of these warrants of $1,613,096 was recognized as a financing cost that was amortized in full in 2001 and classified as other equity instruments in shareholders' equity. As at September 30, 2002 none of these warrants had been exercised.

(b) On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner, Compaq Computer Corporation (now "Hewlett-Packard Company" or "HP"), for a convertible-revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan at any time provided that certain standard working capital conditions are met. The convertible loan will be secured by certain assets of the Company, excluding its intellectual property. As at September 30, 2002, the Company has not drawn on this loan.

(c)  On November 23, 28 and 30, 2001 the Company  issued  31,965,319,  1,960,784 and 195,186, special warrants at a price per special warrant of Cdn $0.69, Cdn $0.81 and Cdn $0.86 respectively, for gross proceeds of $14,887,252 (Cdn $23,812,165) of which $4,475,309 was held in escrow and included in cash and cash equivalents at December 31, 2001. The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of one common share purchase warrant.

     Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price of $0.56 (Cdn $0.90). The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equaled or exceeded Cdn $9.00 for 20 consecutive trading days. The purchase warrants also contain provisions for cashless exercise.

     The agents were paid a cash commission equal to 7% of the gross proceeds of the private placement and agents' warrants entitling them to purchase 2,386,775 units at a price of $0.51 (Cdn $0.81) until November 23, 2004. Each unit shall be comprised of one common share and one-half of one common share purchase warrant.

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

(d)  As at September  30,  2002,  the Company had  5,490,247  (2001 - 6,416,689)
     stock options outstanding with exercise prices ranging from Cdn $0.15 to Cdn $64.50 and 24,151,261 (2001 - 25,504,279) warrants outstanding with exercise prices ranging from Cdn $0.81 to Cdn $1.10. As at September 30, 2002, 2,563,212 (2001 - 2,530,783) stock options were exercisable. Of these instruments, 2,414,662 options and all warrants were not included in the diluted per share calculations for the three months ended September 30, 2002 and 1,649,654 options and all warrants for the nine months ended September 30, 2002 as their exercise prices were greater than or equal to the average market value of the underlying shares during the respective period.

(e) Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the three and nine months ended September 30, 2002. Had the Company determined compensation expense for option grants made to employees after December 31, 2001 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:


-------------------------------------------------------------------------------
                                                Three months       Nine months
                                                       ended             ended
                                               Sept 30, 2002     Sept 30, 2002
-------------------------------------------------------------------------------
Net loss - as reported                           $1,069,608         $8,680,147
Net loss - pro forma                             $1,101,660          8,726,487

Net loss per share - as reported                 $     0.02         $     0.17
Net loss per share - pro forma                   $     0.02         $     0.17
-------------------------------------------------------------------------------


     The weighted average estimated fair value at the date of grant for options granted during the three months ended September 30, 2002 was $0.05 per share.

     The fair value of each options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:


-------------------------------------------------------------------------------
                                                Three months       Nine months
                                                       ended             ended
                                               Sept 30, 2002      Sept 30, 2002
-------------------------------------------------------------------------------
Risk-free interest rate                                2.71%              2.34%
Dividend yield                                            -                  -
Volatility factor                                       130%               123%
Weighted average expected life of the options        5 years            5 years
-------------------------------------------------------------------------------

     For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period.


7.   Contingency

As previously disclosed in the prior quarter, the Company had received a statement of claim from Glenayre Electronics, Inc. ("Glenayre") seeking indemnity and payment of certain legal and other expenses in connection with a lawsuit between Glenayre and another third party. The claim comprised of $608,000 in legal fees and $50,000 in internal

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



expenses. Negotiations to settle the claim were in process during the quarter, and a legal expense provision of $100,000 was included in the financial statements as at September 30, 2002.


8.   Subsequent Events

The dispute with Glenayre was successfully settled and resolved on October 30, 2002. Under the settlement, Infowave agreed to pay Glenayre $130,000 in cash plus warrants to purchase up to 20,000 Infowave common shares, exercisable at a price of Cdn $0.22 per common share for two years from the date of issue, and Glenayre has agreed to a consent dismissal of its claim. The issuance of the warrants is subject to receipt of applicable regulatory approval. The difference between the actual settlement and estimated settlement amount accrued in the financial statements is insignificant and will be reflected in the financial statements for the period ending December 31, 2002.

9.   Comparative Figures

Certain prior period comparatives have been reclassified to confirm to the current period presentation.

10.  United States generally accepted accounting principles

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended September 30, 2002. The following are the material measurement differences from GAAP in the United States as they relate to the Company's September 30, 2002 financial statements:


(a) Net loss and net loss per share:
===============================================================================================================
                                                                 Three months ended        Nine months ended
                                                               Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                                   2002         2001         2002         2001
                                                            (unaudited)  (unaudited)  (unaudited)  (unaudited)
---------------------------------------------------------------------------------------------------------------
Net loss in accordance with Canadian GAAP                    $1,069,608  $ 5,208,856   $8,680,147   $16,035,066
Adjustment for stock-based compensation relating to
stock options issued to non-employees                                 -            -            -       123,730
---------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP               $1,069,608  $ 5,208,856   $8,680,147   $16,158,796
===============================================================================================================


---------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in             57,686,828   23,410,587   50,548,963    22,952,322
accordance with Canadian and United States GAAP
===============================================================================================================


---------------------------------------------------------------------------------------------------------------
Net loss per share in accordance with US GAAP                $     0.02  $      0.22   $     0.17   $      0.70
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP               $1,069,608  $ 5,208,856   $8,680,147   $16,158,796
Other comprehensive loss (income):
Foreign currency translation adjustment                        (162,069)     226,180     (134,192)      316,351
---------------------------------------------------------------------------------------------------------------
    Comprehensive loss:                                      $  907,539  $ 5,435,036   $8,545,955   $16,475,147
===============================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)



10. United States generally accepted accounting principles (continued)

(b)  Balance sheet:
==========================================================================================================
                                                                         Sept 30, 2002        Dec 31, 2001
                                                                           (unaudited)
----------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                             $ 4,691,634         $13,657,675
==========================================================================================================

----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                            $55,576,063         $42,447,141
  Foreign exchange effect on conversion of 1998 and prior
    share capital transactions                                                543,269             543,269
  Additional paid in capital relating to stock options issued
    to non-employees                                                          520,999             520,999
  Additional paid in capital related to escrow shares                         107,077             107,077
----------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                        56,747,408          43,618,486
----------------------------------------------------------------------------------------------------------
Special warrants in accordance with Canadian and United States
GAAP                                                                                -          13,004,340
----------------------------------------------------------------------------------------------------------
Additional paid-in-capital in accordance with Canadian and United
States GAAP                                                                     9,019                   -
----------------------------------------------------------------------------------------------------------
                                                                            1,613,096           1,613,096
----------------------------------------------------------------------------------------------------------
Deficit in accordance with Canadian GAAP                                  (53,306,224)        (44,626,077)
  Foreign exchange effect on conversion of 1998 and prior
    income statements                                                        (189,240)           (189,240)
  Cumulative effect of stock based compensation relating
    to stock options issued to non-employees                                 (519,411)           (519,411)
  Cumulative effect of stock based compensation relating
    to escrow shares                                                         (101,474)           (101,474)
----------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                             (54,116,349)        (45,436,202)
----------------------------------------------------------------------------------------------------------
                                                                             (495,050)           (630,548)
Cumulative translation account in accordance with Canadian
GAAP
  Foreign exchange
    effect on conversion of 1998 and prior
    financial statements                                                     (341,140)           (341,140)
  Cumulative foreign exchange effect of US GAAP
    adjustments                                                               (20,080)            (20,080)
----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United                     (856,270)           (991,768)
    States GAAP
----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with U.S. GAAP                         $ 3,396,904         $11,807,952
==========================================================================================================

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


Critical Accounting Policies

In preparing the consolidated financial statements, estimates and judgements are applied that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities for the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. On an on-going basis, the Company evaluates areas of estimate or judgement to ensure they reflect currently available assessments and knowledge. Actual results may differ from these estimates under different assumptions and conditions.

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

The Company recognizes revenue on the percentage of completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could materially impact these estimates. No software development contracts have been signed in the nine-months ended September 30, 2002.

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principals ("GAAP") and subsequently reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 10 to the financial statements.

The Company's Significant Accounting Policies are described in Note 2 to the Consolidated Financial Statements found in Item 8 of the Company's Form 10-K filed on March 28, 2002, except for the change to the accounting for stock based compensation that is described in Note 3 to these interim financial statements.


Overview

The Company experienced its second consecutive quarter of revenue growth for the period ending September 30, 2002. At the same time, the sales environment remains challenging where corporations continue to be very conservative on IT spending and have consequently delayed large investments in new technology. In order to preserve capital, the Company continues to manage its operating expenses prudently and increase operational efficiencies following the business restructuring which occurred in the second quarter of 2002. This consisted of a reduction in headcount, reduction of operations and consolidation of facilities. Although the company continues to have US operations, the Company terminated its lease in Bellevue, Washington and amended its lease in Burnaby, British Columbia in order to reduce its office space. The Company also established a new management structure called the Office of the President, currently consisting of CTO Sal Visca, CFO George Reznik, board member Jim McIntosh and recently appointed EVP Sales & Marketing, Bill Tam. The result of these structural changes is a more streamlined operation with fewer administrative levels with continued investment in key areas such as sales and product development.


Third quarter 2002 compared to second quarter of 2002 and to third quarter of 2001.

Revenues for the third quarter of 2002 were $676,415 representing an increase of 31% from $517,977 in the second quarter of 2002 and a decrease of 27% from $923,282 in the third quarter of 2001. Revenues in the third quarter of 2002 were derived 69% from software license fees, 13% from maintenance and support fees, and 18% from technical service fees. Gross margins for the third quarter of 2002 were 67%, compared to 78% in the previous quarter and 76% in the third quarter of 2001. Gross margin for the current quarter was lower than historical trend due to the bundling of complementary third-party products during the period.

Total expenses for the second quarter ended September 30, 2002 were $1,689,127, which decreased 62% from $4,464,657 in the previous quarter and decreased 69% from $5,433,966 in the third quarter of 2001. The decrease over the prior quarter was largely due to the impact of business restructuring and increased operating efficiencies initiated during the second quarter.

Operating expenses (excluding amortization and restructuring charges) were $1,415,129 for the third quarter 2002, representing a 45% decrease from $2,587,613 in the second quarter of 2002 and a 68% decrease from $4,376,255 in the third quarter of 2001.

Total research and development ("R&D") expenses for the third quarter of 2002 totaled $430,822 representing a decrease of 47% from the prior quarter total of $815,492 and 62% from $1,124,893 in the third quarter of 2001. The Company continues to ensure that its investment in R&D is sufficient to support its current product line. Approximately 50% of the Company's total headcount remains in R&D.

Sales & marketing expenses for the quarter ended September 30, 2002 were $597,865, compared to $1,179,481 in the second quarter of 2002 and $2,287,515 in the third quarter of 2001. The decrease of 49% from the previous quarter was due to reductions in headcount and due to lower spending in areas such as direct marketing programs and other promotion initiatives.

General and administrative ("G&A") expenses of $386,442 decreased by 35% from expenses of $592,640 in the prior quarter and 60% from expenses of $963,847 in the comparable period in 2001. The decrease was primarily attributed to headcount reduction, lower professional fees and reduced corporate administrative expenses as a result of the restructuring that took place in the second quarter of 2002.

Amortization expense totaled $273,998 in the quarter ended September 30, 2002 which is 41% lower than amortization expense of $461,664 in the prior quarter and 53% lower than $584,757 in the third quarter of 2001. The reduction in amortization expense reflects the write down of fixed assets and leasehold improvements as a result of the second quarter 2002 business restructuring.

Foreign exchange gain was $150,850 for the third quarter of 2002, compared to a loss of $185,910 in the prior quarter and a loss of $2,424 in the third quarter of 2001. The changes are due to fluctuations in the foreign exchange rate between the Canadian and US Dollar. The US dollar strengthened approximately 6% against the Canadian dollar during the quarter that impacted the Company's results as significant portions of the Company's monetary balances are in US denomination.


Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

Total revenues for the nine months ended September 30, 2002 were $1,519,653, which represents a 43% decrease from $2,654,386 in the comparable period in 2001. The revenue breakdown for the nine-month period ending September 30, 2002 comprised of 68% in license fees, 18% in support and maintenance and 14% in technical service fees. Gross margins were 76% for the current nine months compared to 87% in the nine months ended September 30, 2001 due to a write-down of obsolete inventory in the second quarter of 2002 and the bundling of complementary third-party products during the third quarter of 2002.

Total operating expenses for the nine months ended September 30, 2002 was $9,878,384, which is 44% lower than $17,755,394 for the same period in 2001. Current R&D expenses decreased 52% to $2,148,293 in the 2002 period as compared to $4,461,215 in the 2001 period, due to a lower headcount and reduced usage of contractors. Sales and marketing expenses of $3,401,570 for 2002 decreased by 55% from $7,548,884 for 2001 largely attributed to headcount reductions and conservative spending in marketing programs, advertising and public relations campaigns. G&A costs of $1,695,075 for the current period represented a decrease of 47% from $3,170,451 from last year and resulted from a smaller operating structure and reduced overhead. Total operating expenses also included $1,415,380 current year restructuring charges compared to $1,226,695 in the prior year, which reflects a more aggressive and prudent financial management initiative in the current year.

Amortization expense decreased to $1,218,066 in the first nine months of 2002 from $1,348,149 in the same period of 2001. The decline in amortization expenses is related to one time write-down of fixed assets from the second quarter restructuring, eliminating future depreciation on those assets that are no longer in use, along with nominal purchases of new assets in the current year.

Interest & other income for the nine months ended September 30, 2002 were $51,118 compared to $246,182 in the comparable period in 2001. The Company had a higher average balance of interest bearing amounts in the prior year, as a result of financing that closed during the first quarter of 2001.

Foreign exchange loss at the end of September 30, 2002, decreased to $2,424 from a loss of $165,328 over the same period in the prior year. Similarly, the Comparing had a higher average balance of accounts in foreign currencies, which were affected by market changes in foreign exchange rates during the year.


Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at September 30, 2002 totaled $3,150,745. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation. Also included in this total amount is $350,000 being held as allocated funds for potential severance, as related to previously initiated business restructuring during the current year.

Company had total working capital of $2,728,895 at September 30, 2002, compared to $9,276,808 at December 31, 2001 and negative working capital of 469,604 at September 30, 2001.

Capital assets decreased significantly from $2,531,144 at December 31, 2001 to $642,668 at September 30, 2002, primarily due to a one-time write-down of fixed assets related to the exit of lease facilities from the recent corporate restructuring during the second quarter. Under prudent financial management, only a nominal amount of capital asset purchases were made during the quarter ending September 30, 2002.

On August 14, 2002, the Company made a minority equity investment in a software sub-developer company based in Vancouver, Canada, who has provided services to the Company in the past year. The strategic investment strengthens that relationship and provides the Company an allowance against future contract services, software licenses for development tools. The value of the investment is reflected as other assets on the balance sheet for the third quarter of 2002.

At September 30, 2002 the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, and a convertible loan agreement. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with HP, provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan provided it meets certain standard working capital conditions. Until December 31, 2002, the Company may draw down amounts not to exceed 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP loan, the Company may draw down amounts not to exceed the Company's working capital (as described in the loan agreement) from time to time. The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At September 30, 2002, no amounts were outstanding on the operating line or the convertible loan.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of September 30, 2002, the Company has not engaged in derivative hedging activities on foreign currency transactions and/or balances. Although realized foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.


ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's management, including the members of its Office of the President and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the members of the Office of the President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls

There were no significant changes made in the Company's internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Ultimately, the dispute with Glenayre was successfully settled and resolved on October 30, 2002. Under the settlement, Infowave agreed to pay Glenayre $130,000 in cash plus warrants to purchase up to 20,000 Infowave common shares, exercisable at a price of Cdn $0.22 per common share for two years from the date of issue, and Glenayre has agreed to a consent dismissal of its claim. The issuance of the warrants is subject to receipt of applicable regulatory approval. The difference between the actual settlement and estimated settlement amount accrued in the financial statements is insignificant and will be reflected in the financial statements for the period ending December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

On August 30, 2002, the Company announced that both Travis L. Provow (Lee) and Phil Ladouceur have resigned from Infowave's board of directors.


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

         10.31(10)  Promissory   Note  dated   August  10,   2001   between  the
                    Corporation and Sal Visca

         10.32(10)  Employment   letter   dated  August  10,  2001  between  the
                    Corporation and Sal Visca

         *10.33(11) Employment   letter   dated   March  8,  2002   between  the
                    Corporation and George Reznik

         10.34(11)  Convertible  loan agreement  dated March 8, 2002 between the
                    Corporation and Compaq

         10.35(12)  Lease  Termination  Agreement dated May 25, 2002 between the
                    Corporation and Sterling Realty Organization Co.

         10.36(12)  Lease  Agreement dated June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

         10.37(12)  Surrender of Lease Agreement dated June 18, 2002 between the
                    Corporation and Tonko Realty Advisors (B.C.) Ltd.

         10.38(12)  Surrender of Lease Agreement dated June 18, 2002 between the
                    Corporation and Tonko Realty Advisors (B.C.) Ltd.

         10.39(12)  Modification and Partial  Surrender of Lease Agreement dated
                    June 18, 2002 between the Corporation and Tonko Realty Advisors (B.C.) Ltd.

         *10.40(13) Employment  Agreement  between the Corporation and Sal Visca dated November 26, 1999

         *10.41(13) Amendment to Employment  Agreement  between the  Corporation and Sal Visca dated February 1, 2002

         *10.42(13) Amendment to Employment  Agreement  between the  Corporation and Sal Visca dated July 9, 2002

         *10.43(13) Amendment to Employment  Agreement  between the  Corporation and Sal Visca dated September 5, 2002

         *10.44(13) Employment Agreement between the Corporation and Thomas Koll dated April 23, 2002

         *10.45(13) Employment  Agreement between the Corporation and Ron Jasper dated October 10, 1997

         *10,46(13) Amendment to Employment  Agreement  between the  Corporation and Ron Jasper dated July 9, 2002

         *10.47(13) Employment  Agreement  between the  Corporation and Bill Tam dated July 9, 2002

         *10.48(13) Employment  Agreement  between  the  Corporation  and George
                    Reznik dated July 9, 2002

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

     (6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000
     (7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     (8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
     (9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
     (10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
     (11) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
     (12) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
     (13) Incorporated by reference to the Corporation's Form 8-K filed on September 26, 2002.


(b) Reports on Form 8-K

On September 26, 2002, the Company filed a form 8-K with several material agreements attached as exhibits thereto and furnished the certification of Jim McIntosh, who is a member of the Company's Office of the President, made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's quarterly report on Form 10-Q filed on August 14, 2002. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

PART III.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 2002

                                   INFOWAVE SOFTWARE, INC.


                                   /s/ George Reznik
                                   --------------------------------------------
                                   George Reznik
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                                  CERTIFICATION


I, George Reznik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infowave Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ George Reznik
                                    -----------------------------------------
                                    George Reznik
                                    Chief Financial Officer, Office of the
                                    President
                                    (Principal Financial and Accounting Officer
                                    and Principal Executive Officer)

                                  CERTIFICATION


I, Bill Tam, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Infowave Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002             /s/ Bill Tam
                                    -----------------------------------------
                                    Bill Tam
                                    Office of the President
                                    (Principal Executive Officer)

                                  CERTIFICATION


I, Sal Visca, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Infowave Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             /s/ Sal Visca
                                    -----------------------------------------
                                    Sal Visca
                                    Office of the President
                                    (Principal Executive Officer)

                                  CERTIFICATION

I, Jim McIntosh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infowave Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             /s/ Jim McIntosh
                                    -----------------------------------------
                                    Jim McIntosh
                                    Office of the President
                                    (Principal Executive Officer)

          CERTIFICATION OF GEORGE REZNIK AS CHIEF FINANCIAL OFFICER AND
             A MEMBER OF THE CORPORATION'S OFFICE OF THE PRESIDENT
                                   PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I George Reznik, Chief Financial Officer and a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ George Reznik
                                        ----------------------------------------
                                        George Reznik
                                        Chief Financial Officer,
                                        Office of the President
                                        (Principal Financial and
                                        Accounting Officer and
                                        Principal Executive
                                        Officer)
                                        November 14, 2002

           CERTIFICATION OF BILL TAM AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bill Tam, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Bill Tam
                                        ----------------------------------------
                                        Bill Tam
                                        Office of the President
                                        (Principal Executive Officer)
                                        November 14, 2002

           CERTIFICATION OF SAL VISCA AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Sal Visca, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Sal Visca
                                        ----------------------------------------
                                        Sal Visca
                                        Office of the President
                                        (Principal Executive Officer)
                                        November 14, 2002

         CERTIFICATION OF JIM MCINTOSH AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim McIntosh, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Jim McIntosh
                                        ----------------------------------------
                                        Jim McIntosh
                                        Office of the President
                                        (Principal Executive Officer)
                                        November 14, 2002