Form 10-K
period 2002-12-31
INFOWAVE SOFTWARE INC
filed 2003-03-31
CIK 1074564

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ____________

                         Commission file number 0-29944

                             INFOWAVE SOFTWARE, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  British Columbia, Canada                                 98 0183915
-------------------------------            -------------------------------------
(Jurisdiction of incorporation)            (I.R.S. Employer Identification No.)


                           200 - 4664 Lougheed Highway
                    Burnaby, British Columbia, Canada V5C 5T5
                    (Address of principal executive offices)
                  Registrant's telephone number: (604) 473-3600

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
  ------------------------            ------------------------------------------
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Shares
                 ----------------------------------------------
                                (Title of Class)


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

Aggregate market value of the registrant's Common Shares held by non-affiliates as of June 28, 2002 was approximately US$7,634,571. The number of the Registrant's Common Shares outstanding as of March 26, 2003, was 66,659,578.

================================================================================

                                Table of Contents


Part I............................................................................................................1
Item 1: Business..................................................................................................1
Item 2: Properties...............................................................................................15
Item 3: Legal Proceedings........................................................................................15
Item 4: Submission of Matters to a Vote of Security Holders......................................................16
Item 5: Market for Registrants Common Equity and Related Stockholder Matters.....................................16
Item 6: Selected Financial Data..................................................................................19
Item 7: Managements' Discussion and Analysis of Financial Condition and Results of Operations....................20
Item 7A: Quantitative and Qualitative Disclosure about Market Risk...............................................27
Item 8: Financial Statements and Supplementary Data..............................................................27
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................57

Part III.........................................................................................................57
Item 10: Directors and Officers of the Registrant................................................................57
Item 11: Executive Compensation..................................................................................59
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........62
Item 13: Certain Relationships and Related Transactions..........................................................63
Item 14: Controls and Procedures.................................................................................64

Part IV..........................................................................................................64
Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................65

                                     PART I


                                Item 1: Business

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

All dollar amounts noted in this Annual Report are in U.S. dollars unless otherwise noted.


THE COMPANY

Infowave Software, Inc. ("Infowave" or the "Company") develops, markets and sells infrastructure software solutions that facilitate wireless computing for individuals, workgroups, enterprises and network operators. Focused on enabling the wireless workplace since 1993, Infowave's product solutions connect workers wirelessly in real-time to their corporate data, enabling businesses to communicate more easily, deliver effective customer service and conduct more business from any location. The Company provides a complete range of wireless solutions, ranging from the individual email service of Symmetry Pro, to workgroups and enterprises served by Infowave Mobile Messaging. The Company also offers the Wireless Business Engine(TM), a wireless platform for large corporations that provides access to email and collaboration tools, corporate intranets, the Internet, Web-enabled applications and legacy and client/server applications from a wide range of wireless devices such as handheld computers, laptops, PDAs and emerging integrated phone devices.

The Company is amalgamated under the Company Act (British Columbia). The Company's head office and development facilities are located at The Infowave Building, Suite 200, 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5 (telephone 604.473.3600). The Company's registered office is at Suite 2600, Three Bentall Centre, 595 Burrard Street, PO Box 49314, Vancouver, British Columbia, Canada, V7X 1L3. The Company's wholly owned subsidiary, Infowave USA Inc., is incorporated under the laws of the State of Washington. The Company operates a sales office in London, England at Cardinal Point, Park Road, Rickmansworth, Hertfordshire WD3 1RE 4JS (telephone + 44 (1923) 432 632). The Company also has a master reseller agreement with an agency for Continental Europe located at Dreimuhlenstrabe 27, 80476 Munchen / Munich, Germany (telephone 49 89 767368-94).


GENERAL DEVELOPMENT OF THE BUSINESS

The Company was originally formed in 1984 as GDT Softworks Inc. under the laws of the Province of British Columbia, Canada. Initially focused on developing printer driver solutions, the Company expanded its focus to include developing wireless messaging software in 1993.

By 1996, the Company began to operate its wireless business (the "Wireless Division") and its printer driver business (the "Imaging Division") as distinct operating divisions. The Company's name was changed to Infowave Wireless Messaging Incorporated in 1997 and to Infowave Software, Inc. in 1998. In 2000, the Company focused its time and resources solely on the Wireless Division and sold off the Imaging Division effective August 31, 2000. The development of the Company's wireless business is described below under "Business of the Company".

In February 2001, Mr. Thomas Koll was appointed Chief Executive Officer of the Company. Mr. Koll joined Infowave from Microsoft Corporation, where he held several executive positions in the US and Europe from 1989 to 2001. Most recently, he was Vice President of Microsoft's Network Solutions Group where he was responsible for, among other things, Microsoft's worldwide business with telecommunications companies in the wireless markets. Mr. Koll transitioned to Chairman of the Board of Directors in April 2002.

In March 2002, the Company entered into a Strategic Alliance and Sales agreement with Compaq Computer Corporation (now known as Hewlett-Packard Company or "HP"). Under the continuing agreement, HP and Infowave agreed to collaborate on joint marketing activities, and HP agreed to make commercially reasonable efforts to bundle certain of Infowave's products with certain of their products. Concurrent with the signing of that agreement, HP made available to the Company, a three-year $2 million revolving loan facility, convertible at HP's option into Infowave Common Shares at a price of $1.00 per share. Infowave has also granted HP the ability to have an observer attend meetings of the Board of Directors.

Throughout 2002, the Company released new versions of its software as well as launched several new products to appeal to a broader wireless market. Infowave's products provide value to individual professional consumers, to business workgroups and enterprises, to large corporations, as well as to the network operators (carriers).

The Company announced on January 9, 2003, that it entered into agreements with Microsoft Corporation under which the two companies will non-exclusively develop and market solutions for mobile network operators based on the Windows Powered Microsoft mobile device platforms. Infowave and Microsoft will work together to offer mobile operators complete solutions focused on Microsoft Windows Powered devices and designed to increase subscriber adoption and consumption of wireless data. In the first stage of development, Infowave will add support for the Windows Powered Smartphone to its Symmetry(TM) Pro desktop personal e-mail solution, its Infowave Mobile Messaging server product and its Mobile Application Gateway solution suite for mobile network operators. Microsoft and Infowave will cooperate on joint marketing and sales initiatives into the mobile operator community. In addition, Infowave will make its Symmetry Pro product available to Microsoft device original equipment manufacturers (OEMs).


BUSINESS OF THE COMPANY

Company Overview

The Company's flagship commercial software product is the Infowave Wireless Business Engine, which is an infrastructure solution for extending corporate information and applications out to mobile workers. The Infowave Wireless Business Engine has a modular architecture optimized for enterprise applications and supports multiple devices, networks, platforms and applications. Consequently, the mobile worker is given greater choices and flexibility while providing the enterprise with centralized management, scalability, security and encryption to protect, extend and leverage existing corporate investments in information technology. The Company's software solution, extending from mobile devices to enterprise servers, creates a wireless Virtual Private Network ("VPN") that offers a very high level of security.

The functionality of the Infowave Wireless Business Engine extends to Infowave's suite of application connectors including the Exchange Connector (which provides access to Microsoft(R) Exchange(R) data), the Web Connector (which provides access to corporate intranets, web-enabled applications and the Internet), and the Open Application Connector (which provides access to client server and legacy applications). These application connectors connect enterprise software, such as Microsoft(R) Exchange(R), to the Wireless Business Engine so that the enterprise software can be operated wirelessly.

The Company launched several new products during 2002 to significantly broaden the range of product offerings and reach a wider market audience. "Symmetry Pro" was released in January 2002 as a desktop based wireless service for individual professional consumers using both Palm & PocketPC powered devices. The launch of Infowave "Mobile Messaging - Enterprise Edition", followed in September 2002, as a server based solution for ten or more users within an organization. For organizations with a few as five users, Infowave "Mobile Messaging - Workgroup Edition" was also offered in November 2002 as a desktop service based application solution for simple deployment

Infowave also formed a new Network Operator business initiative. Its goals are to help network operators leverage off their significant existing data investments, by offering compelling products to increase data subscription rates, and value added services to their customers.

Infowave also launched the Mobile Application Gateway (the "Gateway") as a revenue generating solution for network operators (carriers). The new wireless services platform provides network operators a turnkey solution opportunity for their customers, to capitalize immediately on offering wireless access to corporate information including e-mail and calendar with Infowave branded solutions. Infowave announced a licensing agreement in June 2002 with Asia's network operator Hong Kong CSL to offer Symmetry branded products ("1010
Office") to their customers. In October 2002, Infowave announced that Swiss wireless network service provider sunrise/tdc Switzerland AG ("sunrise") also selected Infowave's Gateway to provide wireless e-mail solutions for its subscribers.

Infowave utilizes value-added resellers, systems integrators and application service providers to sell its product and services to both enterprises and individual users. The Company also has Original Equipment Manufacturer ("OEM") relationships with hardware and software vendors to develop proprietary or private-label wireless solutions. The Company's revenue is primarily derived from the sale of client access licenses, annual maintenance and support agreements and OEM-related engineering fees for customization and branding.

The Company's current customers and commercial alliances include HP, AT&T Wireless Services ("AT&T Wireless"), Rogers AT&T Wireless (Canada), ("Rogers AT&T"), and TELUS Mobility ("Telus"). HP is currently reselling the Company's software as a stand-alone product or with HP's Proliant Servers, iPAQnet Mobile Intranet and iPAQnet Mobile Email Pocket PC. HP has also selected the Company's products for internal deployment. Any future revenue from HP will depend upon HP's success in reselling the Company's products through its various sales channels. Each of AT&T Wireless, Rogers AT&T and TELUS Mobility has selected the Company's products for internal deployment and are engaged in joint marketing activities.


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

     o The coming to market of new integrated PDA / phone devices being offered by different manufacturers powered by various operating systems.

Middleware is a general term for any programming that serves to "glue together" or mediate between two separate and usually pre-existing software programs. Messaging is a common service provided by middleware programs so that different applications can communicate. Wireless middleware enables remote connectivity to the corporate LAN without being physically connected to the network, just as the cell phone removed the physical restraints of being connected to a land-based telephone line.

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

     o    Competitive   advantage   by  being  able  to   respond  to   customer
          queries/concerns in a more timely and effective manner

The  Company's   objective  is  to  become  the  leading  provider  of  wireless infrastructure software solutions to the enterprise through a two-pronged sales strategy:

     o First, selling wireless application solutions to Network Operators to assist them in bringing comprehensive wireless data solutions to market.

     o Secondly, selling wireless software to corporate and enterprise customers alongside strategic partners such as HP and wireless carrier partners such as AT&T Wireless, T-Mobile USA, Vodafone UK, sunrise, Rogers AT&T and TELUS Mobility.

In order to stimulate sales of our enterprise portfolio during the past fiscal year, the Company developed a pilot project program designed to make our solution easy to trial. Many companies want to "try before you buy" which results in a trial implementation pilot project prior to making a major commitment to wireless therefore extending the sales cycles. The Company initiated pilots with enterprise customers during 2002 and remains actively engaged in over a dozen pilot projects with enterprise customers.

In the Network Operator market, Infowave offers the Mobile Application Gateway, a services platform designed specifically to assist network operators in bringing wireless data applications to market. The solution allows for network operator branded offerings and takes advantage of a network operator's existing customer base, strong brand, network infrastructure and extensive distribution channels to sell-through an Infowave-powered solution to business customers. With their recent investments in upgrading their networks, network operators are seeking compelling applications to include as part of their wireless data offering. Infowave provides network operators with the critical applications that allow them to go to market with solutions for their business customers.

Infowave Products

Infowave Wireless Business Engine

The Infowave Wireless Business Engine is a wireless platform installed on the server and designed to support a suite of application connectors suitable for most enterprises. The Infowave Wireless Business Engine provides end-to-end security, data transport and bandwidth optimizations, session reliability, and multiple device and network support. Application connectors allow applications already being used by an enterprise behind a firewall to be accessed by the Infowave Wireless Business Engine. Infowave is currently shipping three application connectors: Exchange Connector, Web Connector and Open Application Connector ("Connectors"). Infowave has also developed its messaging connector platform to include support for the Lotus(R) Domino market.

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

The Infowave Wireless Business Engine also includes a client software component for mobile computing devices using a Windows operating system. The client software is installed on the wireless device and enables a secure wireless connection that extends through a wireless carrier, over the Internet and into the Infowave Wireless Business Engine installed at the enterprise or service provider. The client and server software manages the connection to ensure security, reliability, and optimization of all data sent and received. Infowave's client software has been developed to work with Windows 95/98/NT/2000/XP and Windows CE / Pocket PC.

The Company generates revenue through the sale of end-user licenses, with the price for each license varying based upon the number of Connectors purchased. Preferential pricing is available for large enterprise site licenses. In addition to one-time software license fees, the Company charges annual maintenance and support fees. The Company also charges fees for installation services, training and professional services such as customization of its software products.

Infowave has developed Connectors for the Infowave Wireless Business Engine that address the three areas of enterprise data: Messaging - Exchange Connector, Intranet/Web - Web Connector and Client Server/Legacy - Open Application Connector. The Connectors are plugged into the Infowave Wireless Business Engine allowing IT managers to easily and efficiently manage the solution. Unlike many other wireless solutions that allow users to access only a subset of the features associated with an application, Infowave's Connectors allow users to gain access to the application as if they were in their office connected to their corporate network. Many corporate applications, such as ERP and CRM, have traditionally been accessed only through fast networks on full workstation computers and have not been well suited for smaller devices in a mobile environment. However, each Connector developed by Infowave extends the entire application to the wireless device.


Exchange Connector

Infowave's Exchange Connector is an application connector that provides wireless access to Microsoft Exchange servers using Microsoft Outlook client software. Rather than plugging into a phone jack, users simply turn on their portable computing device and launch Infowave's software. The user then opens Microsoft Outlook, types a regular username and password and is connected wirelessly and securely to Microsoft(R) Exchange(R). An important and timesaving feature of Exchange Connector is that it does not require a traditional synchronization procedure before enabling communication. All unread email in the corporate message store is immediately pushed out to the end-user and all outgoing email in the user's outbox is immediately sent. All data transmission is encrypted and compressed for speed and security. Infowave's Exchange Connector also features real-time synchronization capability - all incoming messages are stored to Microsoft Outlook and can be accessed when the user disconnects from the network. This capability gives end users online and offline access to data and allows productivity in situations such as on an airplane or when out of a wireless network coverage area. The user requires no unique training because Microsoft Outlook is used in the same way in the mobile environment as it would on a desktop. Similarly, the IT manager requires little training as he or she manages users through existing standard management utilities.


Lotus(R) Notes(R) and Domino(R) Connectors

The Company offers a bundled solution which integrates third party software that enables wireless access to Lotus Notes(R) and Domino(R). This opens up a whole new opportunity for Lotus Notes users by delivering a rich client, real-time wireless solution that they can use to access information securely, reliably and with optimized performance. Similar to the Exchange Connector, mobile Lotus Notes users are freed from limiting landline connections. The new Domino Connector will give mobile workers the ability to access their corporate Domino-based email, calendar, to do lists and address book in real-time using a spectrum of wireless devices including laptops, Internet-ready mobile phones, and handheld computers. The Domino Connector will provide the same high level of security, reliability, optimization and network/device support that the Wireless Business Engine currently offers for Microsoft(R) Exchange(R) and Internet/Intranet access.


Web Connector

Infowave's Web Connector is an application connector which is directed towards the growing demand for secure, wireless access to the Internet, corporate Intranets and extranets and web-based enterprise applications using standard web browsers on mobile computing devices. This application connector is important because enterprises are using Intranets to host information such as customer and sales data, service records and other back-end databases that employees, partners, customers and management access and share regularly. Upon installation of the Web Connector, mobile workers are able to attain secure, reliable wireless access to this information. Enterprises can then leverage their existing applications, network architecture and important corporate information. The Enterprise's security policies and procedures for Internet and Intranet access are seamlessly extended to mobile users using the Infowave Wireless Business Engine and do not require any modifications or changes to the way in which these may be currently implemented.


Open Application Connector

The Open Application Connector and a corresponding software development kit are designed to enable enterprises to independently develop solutions to wirelessly enable their legacy client/server applications using the Wireless Business Engine. The Infowave Open Application Connector leverages the security and optimization of the Infowave Wireless Business Engine and is intended to help provide a common platform for wireless access to all primary corporate applications, including CRM and ERP. With the addition of the Open Application Connector, Infowave offers a broad ranging enterprise solution enabling access to an array of corporate data including: messaging, Intranet/Web and client server/legacy applications.


Symmetry Pro

In January of 2002, Infowave released Symmetry Pro, a wireless software service for individual Palm and PocketPC powered device users. Symmetry Pro enables users to wirelessly access Microsoft(R) Exchange(R) corporate email, contacts, attachments and calendar information. The service can be purchased and activated by the end-user, generally without the assistance of his or her enterprise's information technology department. It requires installation of Infowave's software on both of the client desktop and mobile device, as well as subscription to the Infowave Symmetry Pro service. Symmetry Pro is marketed directly by Infowave, through value added resellers and through global network operators under branded offerings.

The Symmetry Pro service redirects email and other personal information management ("PIM") information from the user's desktop computer to a Symmetry Pro gateway (server) managed by Infowave or other secure third-party providers. The gateway manages the flow of information between the user's mobile device and desktop. Unlike Infowave's traditional software revenue model, Symmetry Pro is sold as a service billed either as an annual subscription or as a monthly recurring service charge for each user. Revenues from Symmetry Pro are recognized in straight-line amortization over the period of the service contract. The client component of Symmetry Pro is distributed through various VAR's, and can be downloaded for a free 14 days trial directly from the Company's website at www.symmetrypro.com.


Infowave Mobile Messaging - Enterprise Edition

In September of 2002, Infowave launched Infowave Mobile Messaging Enterprise Edition as a server based wireless software solution that enables organizations with ten or more mobile employees to instantly access their Microsoft Exchange corporate e-mail and calendar anywhere, using any PocketPC or Palm device.

Infowave Mobile Messaging redirects email and other PIM information from the user's desktop computer to an Infowave Gateway or other secure third-party providers. The gateway manages the flow of information between the user's mobile device and desktop. The software is easy to install and is developed with both the mobile users and the IT manager in mind.


Key Features and Benefits for the Mobile Organization -

     o Instant and intuitive access to email - users get up and running with no training required.

     o Supports e-mail attachments - users are more responsive while away from their desk

     o Wireless propagation of message state - message states are changed on the Exchange server

     o User profile management - filter messages, meeting requests, and message truncation

     o Highly secure - uses the latest in security technology including end-to-end AES cryptography

     o Ease of installation and maintenance - automated installation and simple administration

     o Scalability from workgroups to large companies - supports thousands of users & multiple servers

     o Supports a broad range of devices & networks - removes the guesswork from IT managers

The product is sold as a package of software licenses, along with technical support and an annual service fee that will activate the product for one year from purchase. Infowave Mobile Messaging Enterprise Edition is marketed directly by Infowave, through value added resellers, and through global network operators under branded offerings. The product can be downloaded for a free 14 days trial directly from the Company's website at www.infowave.com


Infowave Mobile Messaging - Workgroup Edition

In November of 2002, Infowave released another complementary wireless software solution for organizations with fewer than ten mobile employees. The Workgroup Edition offers the same broad range of features as the Enterprise Edition, with the added IT simplicity for workgroups.

The Workgroup Edition installs as a service on a single desktop and does not require any installation, administration or maintenance assistance from IT resources. This allows small and medium sized business or a single department to independently adopt a wireless email and solution.

The product is sold as an initial package of software licenses, along with technical support and an annual service fee that will activate the product for one year from purchase. Infowave Mobile Messaging Workgroup Edition is marketed directly by Infowave, through value added resellers, and through global network operators under branded offerings. The product can also be downloaded for a free 14 days trial directly from the Company's website at www.infowave.com


Infowave Mobile Operator Solution Suite

In October of 2002, the Company announced the launch of the Infowave Mobile Operation Solution Suite that establishes a services platform for network operators to offer wireless data solutions directly for their own corporate customers on a variety of handheld devices. Starting with wireless e-mail and calendar for Microsoft(R) Exchange(R), network operators can provide a turnkey messaging application as part of their portfolio of wireless data services.

Available as either an Infowave-hosted model or deployed in the network operator's own data centre, the Gateway solution can be installed quickly to support a network operator's marketing initiatives. Infowave offers a comprehensive "Go-to-Market" solution with its Symmetry Pro, Mobile Messaging Enterprise & Workgroup Edition branded offerings that will appeal to virtually every segment of the business market.

The Gateway is marketed and sold directly by Infowave to network operators as a complete solution suite to offer compelling products to its customers and generate additional revenues. Network operators can acquire the Gateway in a variety of flexible configurations including hosted and non-hosted models, and shared value-added services revenue.


Product Summary

------------------------------------------------------------------------------------------------------------------------
Infowave Product                   Target Market                            Requirements / Features
------------------------------------------------------------------------------------------------------------------------
Symmetry Pro                       Individual Professional User             Installs easily on user's desktop. Utilizes
                                                                            secure AES encryption technology
------------------------------------------------------------------------------------------------------------------------
Mobile Messaging                   Companies with more than ten users       Installs on the server with simple
Enterprise Edition                                                          administration, AES security encryption
------------------------------------------------------------------------------------------------------------------------
Mobile Messaging                   Companies with fewer than 10 users       Installs on a single desktop within the
Workgroup Edition                                                           workgroup, no IT resources required
------------------------------------------------------------------------------------------------------------------------
Wireless Business Engine           Large Corporations with a complete       Installs with the server environment behind
                                   wireless enterprise strategy.   Fast,    the corporate firewall.   High security with
                                   secure, reliable wireless access to MS   Certicom 163-bit ECC algorithm & DESX
                                   Exchange, Lotus Notes, and other         encryption.   Efficient data compression
                                   corporate applications such as CRM and   optimization and connection fault tolerance.
                                   SFA tools.
------------------------------------------------------------------------------------------------------------------------
Mobile Operator                    Network Mobile Operators wanting to      Hosted and non-hosted data gateway
Solution Suite                     increase revenues by offering            configurations available.  Rapid go-to-market
                                   value-added wireless data services
                                   for strategy with a full range of secure,
                                   Infowave their customers, drive adoption
                                   of new branded products. integrated
                                   devices and increase mobile data activations.
------------------------------------------------------------------------------------------------------------------------


Distribution Channels

Resellers

Infowave entered into a worldwide reseller agreement with Compaq (now HP) in April 2000. HP professional services organization has 65,000 highly skilled professionals in over 200 countries that can bring Infowave's products into their vast installed base of accounts. Infowave's relationship with HP brings a global installation, integration and support infrastructure with the Company having direct access to over 1,600 HP resellers. In March 2002, the Company entered into the HP Strategic Alliance and Sales Agreement that builds on previous sales, marketing and services agreements established between HP and Infowave over the past two years. Under the terms of this agreement, HP and Infowave will collaborate on a comprehensive marketing and communication program and a sales engagement strategy designed to generate demand for software and services. In addition to specific initiatives already underway, such as HP's recent Wireless Enterprise Framework announcement, HP has agreed to make commercially reasonable efforts to include certain Infowave software solutions and documentation with certain HP product and service offerings.

The HP Strategic Alliance and Sales Agreement also contains various other terms intended to expand and strengthen the relationship between the two companies. Infowave and HP have agreed to participate in certain co-development projects for new technology solutions with Infowave providing HP with a volume pricing incentive. Infowave will showcase HP products and services at promotional events and will provide HP with the opportunity to deliver presentations at these events. Infowave and HP will explore methods of developing additional partnerships between their respective existing strategic relationships.

Any future revenue from HP will depend upon HP's success in reselling the Company's products through its various sales channels and upon HP continuing to resell such products. There can be no assurance, however, that this relationship with HP will prove successful or will generate material revenues for the Company. See "Risk Factors - Reliance on HP."

Infowave has developed an Authorized Partner Program for regional or specialty channel partners. This standardized program is designed to allow the Company to scale its relationships with many reseller partners and drive further revenue opportunities and market penetration. Infowave resellers include Handango, Rogers AT&T and MobilePlanet in North America and Airlan Data, Data Link and Getronics NV in Europe. Any future revenue from these resellers will depend upon their success in reselling the Company's products through their various sales channels and upon these resellers continuing to resell such products. See "Risk Factors - Reliance on Key Third-Party Relationships."

The Germany sales office was re-organized in July 2002 to form an independent master value-added reseller ("MVAR") who is paid commissions for sales brought in for the geographic region. There can be no assurance, however, that this new relationship will prove successful or will generate material revenues for the Company.


OEM and Embedded Partners

Infowave is working to establish Original Equipment Manufacturers ("OEM") and bundling agreements with hardware manufacturers (device, server, infrastructure) and enterprise software vendors (such as CRM, ERP, etc.). The intent is for Infowave products and technology to be embedded for distribution and installation with partner products.


Marketing Alliances

Infowave has entered into a select number of marketing alliances with carriers, hardware companies, and other software companies. Marketing alliance partners do not resell the Company's products, but rather engage in joint marketing initiatives such as customer referrals, events, and direct mail activities that create sales leads for Infowave. Infowave is engaged in marketing activities with companies such as Microsoft, HP, T-Mobile, AT&T Wireless (US), Rogers AT&T and Telus.


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


Proprietary Protection

Infowave's software solutions are protected by certain intellectual property rights and by a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. Infowave has also applied for several patents in the United States, which are currently in process. As part of its confidentiality procedures, the Company generally enters into a non-disclosure and confidentiality agreement with all its employees and each of its consultants and specifically with any third-party that would have access to the source code for the Company's software products. As well, the Company strictly limits access to and distribution of its software in executable code form.

Infowave has trademarks for or has applied for a trademark for "Infowave," "Symmetry", "Wireless Business Engine", "Infowave Wireless Enabler", the "I Design" design mark and the Circle within a Circle design. Infowave has Canadian and U.S. copyrights for "Infowave for Exchange", "Infowave for the Net" and "Symmetry".

However, there can be no assurance that the measures taken by the Company to protect its intellectual property rights will adequately protect those rights. See "Legal Matters".

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


Staff Headcount

As at December 31, 2002, the Company had a total of 41 full time staff with approximately fifty percent engaged in research and development activities. The Company's research and development employees are primarily software developers, many with extensive experience in the wireless area. The Company currently believes that there are sufficient available resources in the labour marketplace to meet its short-term needs.


Risk Factors

In addition to the other information contained in this Annual Report, readers should carefully consider the following risk factors that may have a material adverse effect on the Company's business, financial condition or results of operation.


History of Losses

The Company is not currently profitable and incurred operating losses from continuing operations (which excludes the discontinued operations of the Imaging Division) calculated in accordance with Canadian Generally Accepted Accounting Principles of $9,763,740, $19,413,246 and $16,969,282 for the years ended
December 31, 2002, 2001 and 2000 respectively. The Company anticipates that its expenses may increase as the Company continues to increase its research and development, sales and marketing and general and administrative expenses. The Company cannot predict if it will ever achieve profitability, and if it does, it may not be able to sustain or increase profitability. The auditor's report on the Company's 2002 consolidated financial statements, comments which states that the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of that uncertainty.


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


Reliance on New Technologies

The wireless data communications market is characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Company's wireless software products will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products will achieve commercial success. The Company may find itself competing in the market for wireless mobile computing software against other companies with significantly greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, or imitate the features of the Company's wireless mobile computing software, thereby reducing prices and thus, the Company's revenues and share of the market.

In addition, the Company's competitors may develop alternative technologies that gain broader market acceptance than the Company's software solutions. As a result, the life cycle of the Company's software solutions is difficult to estimate. The Company may need to develop and introduce new products and enhancements to its existing solutions on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render its solution obsolete. These research and development efforts may require the Company to expend significant capital and other resources. In addition, as a result of the complexities inherent in the Company's solutions, major enhancements or improvements will require long development and testing periods. If the Company fails to develop products and services in a timely fashion, or if it does not enhance its products to meet evolving customer needs and industry standards, including security technology, it may not remain competitive or it may sell its solutions.


Product Improvements

The Company will be at risk if it is unable to continually upgrade and improve its software products, or to develop new software products. The software industry is characterized by a constant flow of new or improved products, which quickly render existing software products obsolete. The Company's competitors may develop technically superior and/or comparable products at the same or lower priced software that would have a materially adverse effect on the Company.


Additional Financing

The Company may not have sufficient capital to fund its own operations without raising additional capital, and/or implementing additional reductions in expenses. Further reductions in expenses may negatively impact the Company's ability to grow the business. No assurance can be given that any additional financing required would be available, or that additional financing will be available on terms that may be advantageous to existing shareholders. Such financing, to the extent that it is available may result in substantial dilution to shareholders. To the extent such financing is not available, the Company may not be able to, or may be delayed in, continuing to commercialize its software products and services.


Reliance on Microsoft

Some of the Company's wireless software products wirelessly enable the functionality of Microsoft Exchange. Microsoft may make changes to its products that would require Infowave to similarly make changes to its software to maintain functionality. The Company is aware that Microsoft has developed its own wireless functionality for Microsoft Exchange. There is no assurance that the Company can maintain any required upgrades to its software to remain relevant and competitive.

The Company announced in January 2003, that it will collaborate with Microsoft to develop and market solutions for mobile network operators based on the Windows Powered Microsoft mobile device platforms. There is no assurance that this collaboration will be successful, or that material revenues will be generated from the relationship.


Reliance on HP

The Company entered into a Strategic Alliance and Sales Agreement and a Worldwide Reseller Agreement with HP on March 8, 2002. Under these agreements, the Company's software is sold both as a stand-alone product and bundled with HP's Proliant Servers, and iPAQnet Mobile Intranet and iPAQnet Mobile Email Pocket PC. There is no assurance, however, that this relationship with HP will prove to be successful or result in material revenues for the Company.


Management of Growth

The Company has had a history of expanding rapidly. This growth, as well as any future growth, has placed a significant strain on the Company's resources. The Company's ability to achieve and maintain profitability, if at all, will depend on its ability to manage growth effectively, to implement and expand operational and customer support systems, and to hire additional personnel. The Company may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. In addition, future growth may result in increased responsibilities for management personnel, which may limit their ability to effectively manage the Company's business.


Reliance on Key Personnel and Consultants

The Company is currently dependent upon its senior management, board of directors and consultants, the loss of any of which may significantly affect the performance of the Company and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Company's growth and profitability. The Company may be required to recruit additional software development personnel, and expand its sales force and customer support functions as well as train, motivate and manage its employees. The Company's ability to assimilate new personnel will be critical to its performance. Competition for qualified software development personnel and other professionals is expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

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


Competition

A number of competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the market for wireless mobile computing software products continues to develop, and additional competitors with substantially greater financial, technical and marketing resources than the Company may enter the market and competition may intensify. Current or future competitors may develop software products that are superior to the Company's software products or achieve greater market acceptance.


Product Defects

The Company's complex software products may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new software products after commencement of commercial shipments resulting in product recalls and market rejection of the Company's software products and resulting in damage to the Company's reputation, as well as lost revenue, diverted development resources and increased support costs.


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

Although the Company believes that it has the right to use all of the intellectual property incorporated in its software products, third parties may claim that the Company's software products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to reengineer its software products or obtain licenses from third parties to continue offering its software products. Any efforts to re-engineer its' software products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.


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


Enforcement of Civil Liabilities

The Company is a corporation incorporated under the laws of British Columbia, Canada. A number of the Company's directors and professional advisors are residing in Canada or outside of the U.S. All or a substantial portion of the assets of such persons are or may be located outside of the U.S. It may be difficult to effect service of process within the United States upon the Company or upon such directors or professional advisors or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liability of the Company or such persons under U.S. federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against the Company or such directors or professional advisors predicated solely upon the civil liabilities provisions of U.S. federal securities laws, or (ii) impose liability in original actions against the Company or such directors and professional advisors predicated solely upon such U.S. laws. However, a judgment against the Company predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the U.S. court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.


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


Change in Sales Strategy and Reliance on a Small Number of Customers

A significant proportion of the Company's revenues are from a small number of customers with large orders. For 2002, revenue from three customers represented approximately 63% of revenues. During 2001, four customers accounted for approximately 61% of revenues. The Company has focused on larger Fortune 500 opportunities that have the potential for significant sales. Visibility for the timing of closing such deals is difficult, and the Company may experience swings in revenue, as single large opportunities can materially affect the revenue results of any quarter, and it is difficult to accurately predict revenue timing with these opportunities.


Introduction of New Products and Sales Mixture

Infowave launched a series of new products during the year to broaden and appeal to virtually every segment of the business market: Symmetry Pro, Symmetry Pro Enterprise, Symmetry Pro Workgroup and Symmetry Mobile Application Gateway. It is too early at this time to determine how the market will accept the products or whether a significant amount of revenue will be generated from these products.


Certain Shareholders May Exercise Control Over Matters Voting Upon by the Shareholders

Certain of the Company's officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company's outstanding common shares as of December 31, 2002. While these shareholders do not hold a majority of the Company's outstanding common shares, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company's assets. This may prevent or discourage tender offers for the Company's common shares.

Possible Market Volatility

The market price for the Common Shares may be subject to significant volatility. Quarterly operating results of the Company or of other companies involved in the wireless industry specifically or technology industries generally, changes in general conditions in the North American economy, the financial markets in North America, failure to meet the projections of securities analysts or other developments affecting the Company or its competitors could cause the market price of the Common Shares to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities of many companies for reasons unrelated to their operating performance.

Affects of Restructuring Activities

Beginning in the prior fiscal year and continuing into the past fiscal year, the Company reduced its workforce from approximately 122 to 41 employees. There have been and may continue to be substantial costs associated with this workforce reduction related to severance and other employee-related costs and the Company's restructuring plan may yield unanticipated consequences, such as attrition beyond its planned reduction in workforce. This workforce reduction has placed an increased burden on the Company's administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel. As a result, the Company's ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to the Company's operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at the Company, which may lead to difficulty in hiring and increased turnover in its current workforce, and divert management's attention. In addition, this headcount reduction may subject the Company to the risk of litigation, which could result in substantial costs to it and could divert management's time and attention away from business operations. Any failure by the Company to properly manage this rapid change in workforce could impair its ability to efficiently manage its business to maintain and develop important relationships with third-parties and to attract and retain customers. It could also cause the Company to incur higher operating costs and delays in the execution of its business plan or in the reporting or tracking of its financial results.


                               Item 2: Properties

The Company owns no real property. Pursuant to a lease agreement entered into on July 1, 2002 which expires June 30, 2008, the Company currently leases 12,416 square feet of office space in Burnaby, British Columbia, which the Company uses as its corporate, administrative, and research and development offices.

Pursuant to a lease agreement that expires March 31, 2005, the Company leases 7,329 square feet of office space in Bothell, Washington, the former sales and marketing office of the Company, which the Company currently sublets to a third party.


                            Item 3: Legal Proceedings

The Company received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing the Company that Glenayre requires indemnity under certain agreements Infowave has with Glenayre. A statement of claim was received on June 24, 2002 from Glenayre seeking payment of legal and other expenses for approximately $658,000 in connection with a previous settled lawsuit between Glenayre and another unrelated third party. The Company does not believe there was any infringement of intellectual property rights of any third party. The dispute was settled on October 30, 2002, where

Infowave agreed to pay Glenayre $130,000 in cash plus warrants to purchase up to 20,000 Infowave common shares, exercisable at a price of CDN $0.22 per common share for two years from the date of issue, and Glenayre has agreed to consent to the dismissal of its claim.


           Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.


                                     PART II

  Item 5: Market for Registrants Common Equity and Related Stockholder Matters


Common Shares

The Common Shares of the Company are currently traded on the TSX (formerly The Toronto Stock Exchange) (the "TSX") under the symbol "IW". The Common Shares were listed on the TSX on October 14, 1999. Prior to listing on the TSX, the Common Shares were listed on the Vancouver Stock Exchange (the "VSE") on October 14, 1997 and were de-listed from the VSE on November 26, 1999. The Common Shares do not currently trade on any exchange in the United States. The following table sets forth the high and low closing sale prices, as reported by the TSX, of the Common Shares for the calendar quarters indicated.


Price Range Of Common Shares

                                      High                  Low
                                     (CDN$)               (CDN$)
                                     ------               ------
        2001
        ----
           Q1: Jan - Mar              7.90                 2.40
           Q2: Apr - Jun              4.35                 2.05
           Q3: Jul - Sep              2.60                 0.36
           Q4: Oct - Dec              1.86                 0.38

        2002
        ----
           Q1: Jan - Mar              1.99                 0.45
           Q2: Apr - Jun              0.60                 0.17
           Q3: Jul - Sep              0.22                 0.12
           Q4: Oct - Dec              0.50                 0.10


As  of  March  26,  2003,  there  were  66,659,578   Common  Shares  issued  and
outstanding. At such date, there were approximately 141 shareholders of record, but this number includes those shares held in street or nominee names.


Dividends

The Company has not paid any dividends to date and it does not foresee the declaration or payment of any dividends on the Common Shares in the near future. Any decision to pay dividends on the Common Shares will be made by the board of directors on the basis of the Company's earnings, financial requirements and other conditions existing at such future time.


Equity Compensation Plan

The following table provides information about the Company's common stock that me be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2002.

---------------------------------------------------------------------------------------------------------------------
                                   Number of securities                                      Number of securities
                                     to be issued upon            Weighted-average          remaining available for
                                        exercise of               exercise price of          future issuance under
        Plan Category              outstanding options,         outstanding options,          equity compensation
                                    warrants and rights          warrants and rights           plans (excluding
                                    warrants and rights          warrants and rights         securities reflected
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                5,255,183                      $1.78                      3,022,531
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             - nil -                      - nil -                      - nil -
approved by security holders
---------------------------------------------------------------------------------------------------------------------
         Total                           5,255,183                      $1.78                      3,022,531
---------------------------------------------------------------------------------------------------------------------


Private Placement

On December 9, 2002, the Company issued of 8,500,000 units (the "Units") at a price of $0.13 (Cdn $0.20) per Unit for gross proceeds of $1,078,065 (Cdn $1,700,000) to persons outside the United States. Each Unit consisted of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share for a period of two years from the closing date at a price of $0.15 (Cdn $0.24) per common share. The common shares and warrants comprising the Units are subject to a four-month hold period. The agent for the offering was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 850,000 agent's warrants (the "Agent's Warrants"). Each Agent's Warrant entitles the agent to acquire one common share for a period of two years from the closing at a price of $0.15 (Cdn $0.24) per common share. In addition, Infowave issued 185,000 Units to the agent as a corporate finance fee in connection with the offering. As of December 31, 2002, none of the share purchase warrants or Agents' warrants had been exercised. These securities were issued in reliance upon the exclusion from registration available under Regulation 5 of the Securities Act of 1933, as amended.


Convertible Loan/Credit Facility

The Company has entered into a convertible loan agreement dated March 8, 2002 with HP (the "HP Loan Agreement"). Under the terms of the HP Loan Agreement, HP has made available to the Company a revolving loan (the "HP Loan") of up to $2 million expiring on March 8, 2005. The principal amount outstanding from time to time under the HP Loan bears interest at the Canadian prime rate plus 3.25% and may be converted into Common Shares at a price of $1.00 per share, subject to adjustment in certain circumstances. The HP Loan is secured by substantially all of the Company's assets, excluding intellectual property. The Company has also granted HP a non-exclusive licence to certain aspects of the Company's intellectual property in order to ensure that the Company fulfils its obligations under the HP Strategic Alliance and Sales Agreement and other agreements with HP. The Company may terminate the HP Loan Agreement at any time provided that no amounts are outstanding or payable under the HP Loan. As at the date of filing, the Company has not borrowed any amount under the HP Loan.

Under the terms of the HP Loan Agreement, the Company may borrow amounts from time to time provided that certain working capital conditions are met. Until December 31, 2002, the Company may draw down amounts not to exceed 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP Loan, the Company may draw down amounts not to exceed the Company's working capital (as defined in the HP Loan Agreement) from time to time.

So long as the HP Loan Agreement remains in effect or the HP Strategic Alliance and Sales Agreement remains in effect, the Company shall permit HP to have an observer attend each meeting of the Board of Directors of the Company. In addition, so long as the HP Loan Agreement remains in effect or the HP Strategic Alliance and Sales Agreement remains in effect, the Company shall not: (i) issue any equity or debt security to, or incur any other indebtedness to, any of Dell, Hewlett Packard, IBM, Sun, Palm or Handspring (each, a "Specified Person"); (ii) issue or invest in any equity or debt security to form, create or participate in any partnership, joint venture or other corporate business enterprise with any Specified Person; (iii) allow any director, officer, employee, agent or other representative of any Specified Person to attend meetings of the Company's Board of Directors or any committee thereof or any advisory committee as a non-director representative; and (iv) vote or cause to be voted any of its securities having the power to vote in the election of directors in favour of the election of any director, officer, employee, agent or other representative of a Specified Person to the Company's Board of Directors.


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

This summary is based on the current provisions of the Tax Act and the regulations there under, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Customs and Revenue Agency, formerly known as Revenue Canada. It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects. This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

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

Dividends

Dividends deemed both paid or credited to U.S. Holder by the Company are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid or credited to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of our voting shares).


Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a Common Share in the open market unless the share is "taxable Canadian property" to the holder thereof and the U.S. Holder is not entitled to relief under the Treaty.

A Common Share will be taxable Canadian property to a U.S. Holder if, at any time during the 5 year period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm's length (or the U.S. Holder together with such persons) owned, or had options, warrants or other rights to acquire, 25% or more of our issued shares of any class or series. In the case of a U.S. Holder to whom Common Shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. The Company believes that the value of our Common Shares is not derived principally from real property situated in Canada, and that no tax will therefore be payable under the Tax Act on a capital gain realized by a U.S. Holder on a disposition of Common Shares in the open market.


                         Item 6: Selected Financial Data

Set forth below is certain selected financial information of the Company for each year in the five-year period ended December 31, 2002. The selected annual financial information is derived from the Company's audited financial statements. Annual sales for years 1999 and 1998 relate only to the Wireless Division and exclude the Imaging Division. The selected financial information for the eight quarters prior to December 31, 2002 is derived from the unaudited quarterly financial statements of the Company. The Company's financial statements are expressed in United States dollars and prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"), which are not materially different from United States GAAP except as explained in note 15 of the financial statements included in "Item 8. Financial Statements and Supplementary Data." The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" along with the financial statements and notes thereto.


----------------------------------------------------------------------------------------------------------------------
Canadian GAAP                                              Years Ended December 31 (audited)
----------------------------------------------------------------------------------------------------------------------
                                             1998            1999           2000           2001            2002
----------------------------------------------------------------------------------------------------------------------
Income Statement Data
       Sales                            $   170,911     $   355,001     $ 1,513,557     $ 3,189,253     $ 1,821,041
      Loss for the year                   1,206,266       3,288,251      17,988,868      20,860,436       9,716,065
      Loss per share                           0.09            0.21            0.90            0.90            0.18

Balance Sheet Data
      Total assets                        6,687,941       8,054,492      12,445,349      13,657,675       4,158,757
      Long term obligations                       -               -               -               -               -
      Share capital                       6,798,707      12,526,949      35,148,040      42,447,141      56,539,360
      Cash dividends declared per                 -               -               -               -               -
      Common Share
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
United States GAAP
----------------------------------------------------------------------------------------------------------------------
                                          1998            1999            2000            2001            2002
----------------------------------------------------------------------------------------------------------------------
Income Statement Data
      Sales                             $   176,509     $   355,001     $ 1,513,557     $ 3,189,253     $ 1,821,041
      Loss for the year                   1,440,052       3,344,326      18,198,480      20,986,922       9,716,065
      Loss per share                           0.12            0.21            0.90            0.79            0.17

Balance Sheet Data
      Total assets                        6,546,596       8,020,392      12,445,349      13,657,675       4,158,757
      Long term obligations                       -               -               -               -               -
      Share capital                     $ 7,416,454     $13,325,591     $36,192,899     $43,618,486     $57,710,705
      Cash dividends declared per                 -               -               -               -               -
      Common Share
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
Canadian GAAP                                                 Quarter Ended (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                              2001         2001         2001          2001        2002         2002          2002        2002
                               Q1           Q2           Q3            Q4          Q1           Q2            Q3          Q4
----------------------------------------------------------------------------------------------------------------------------------
Income Statement
   Sales                 $  857,764    $  873,340   $  923,282    $  534,867   $  325,261   $  517,977   $  676,415   $  301,388
   Loss for the period    4,820,124     6,006,086    5,208,856     4,825,370    3,376,025    4,234,514    1,069,608    1,035,918
   Loss per share              0.22          0.26         0.22          0.21         0.09         0.07         0.02         0.02
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
United States GAAP                                            Quarter Ended (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                              2001         2001         2001          2001        2002         2002          2002        2002
                               Q1           Q2           Q3            Q4          Q1           Q2            Q3          Q4
----------------------------------------------------------------------------------------------------------------------------------
Income Statement
   Sales                 $  857,764    $  873,340   $  923,282    $  534,867   $  325,261   $  517,977   $  676,415   $  301,388
   Loss for the period    4,943,854     6,006,086    5,208,856     4,828,126    3,376,025    4,234,514    1,069,608    1,035,918
   Net loss per share          0.22          0.26         0.22         0.21          0.09         0.07         0.02         0.02
----------------------------------------------------------------------------------------------------------------------------------


            Item 7: Managements' Discussion and Analysis of Financial
                       Condition and Results of Operations


Investors should read the following in conjunction with the audited financial statements and notes thereto included in Item 8 of this Annual Report and the quarterly and selected financial information included in Item 6.


Corporate Summary

The Company entered into the Compaq (now HP) Strategic Alliance and Sales Agreement in March 2002. In conjunction with the expanded business relation, HP agreed to provide Infowave with up to $2 million in the form of a revolving loan, convertible at HP's option into Common Shares of the Company at $1.00 per share.

George Reznik joined Infowave as Chief Financial Officer on March 1, 2002. The economic environment during 2002 was very challenging as evidenced by the turmoil in the financial markets and the continued sluggishness in the IT spending environment. In order to preserve capital, the Company restructured its business during the 2002-Q2 to significantly reduce its cost structure and increase operational efficiencies.

Thomas Koll was appointed Chairman of the Board on April 24, 2002. At the same time, a newly named executive management structure was formed in April 2002 called the Office of the President, charged with the day-to-day operations of the Company. The members of this group comprise George Reznik (CFO), Sal Visca (CTO), and Jim McIntosh (Director).

The Company reduced total headcount and reduced required office space accordingly. The sales office in Germany was closed and transitioned to become an independent Master Reseller for the Company. The office in Bellevue, Washington was closed and the office space in the Burnaby, Canada office was significantly reduced.

Prior to the restructuring, 2002-Q1 operating expenses net of depreciation & amortization were $3.2 million. A total restructuring charge of $1,415,380 was recorded during three months ended June 30, 2002. After the restructuring, operating expenses net of depreciation & amortization were reduced by 66% to $1.1 million for 2002-Q4. The Company continues to manage operating costs very prudently.

In July 2002, Bill Tam was appointed Executive Vice President of Sales and Marketing, and member of the Office of the President. Mr. Tam leads the company's sales, business development and marketing initiatives.

While Infowave made progress over the past 2002 fiscal year regarding its new Network Operator business initiative, expanded product offering and prudent expense management, revenue declined for the year ended December 31, 2002 over the prior year.

Management believes there are several events that will increase market growth and acceptance of wireless solutions in 2003. These includes the commercial launch of 2.5G and 3.0G networks, and general availability of new integrated wireless devices such as the Handspring Treo and `smartphone' devices from several vendors. These new devices and faster networks will provide the end-user with more service options and functionality than have been previously available. The Company has launched several new products to appeal to a broader range of the wireless data market. Despite these trends, management is aware of revenue risks associated with an emerging market. Revenue targets could be negatively affected by delays in the deployment of such networks, changes in technologies and consumer preferences. Management also recognizes that, as the market for wireless solutions grows, new entrants and competitors will emerge.


Quarter Ended December 31, 2002 Compared to Quarters Ended December 31, 2001 and September 30, 2002

Revenue for the fourth quarter of 2002 was $301,388, a decrease of 44% from $534,867 for the same period in 2001, and a decrease of 55% from $676,415 for the third quarter of 2002. Management believes a largely weaker global economy continues to restrict general corporate year on year spending on IT initiatives.

Many companies require implementation of pilot project trials prior to making a significant purchase of wireless technologies. This results in extended sales cycles and greater uncertainty for timing the closing of deals. Although the Company was successful in converting a major enterprise customer pilot project into a large purchase in the previous quarter, there were a smaller number of conversions during the fourth quarter with many customers extending their trials of Infowave's software solution.

The Company cannot anticipate when pilots may convert to sales and there is a limited history to judge the market's acceptance of the newly launched Symmetry Pro products. Revenues for a given quarter are difficult to estimate and may swing materially from each period.

Gross margins for the fourth quarter were 87%, compared to 87% in the comparable period in 2001, and 67% in the third quarter of 2002. Gross margins will fluctuate depending on the product revenue mix and on the sales of third party products.

Research and development ("R&D") expenses were $357,036, a 62% decrease from $933,469 in the fourth quarter of 2001, and a 17% decrease from $430,822 in the third quarter of 2002. Reductions in R&D expense from the fourth quarter of 2001 to the fourth quarter of 2002 were achieved through headcount and contract personnel reductions. The Company has focussed R&D efforts on projects that, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

Sales and Marketing ("S&M") expenses were $453,498 a 74% decrease from $1,749,265, in the fourth quarter of 2001, and a 24% decrease from $597,865 in the third quarter of 2002. Reductions in S&M expenses were achieved through headcount reductions as well as significantly reduced expenses related to marketing, advertising and other public relations activity where the Company did not believe that, in the short term, such investments would result in a commensurate increase in revenue.

General & Administration ("G&A") expenses were $321,600, a 70% decrease from $1,072,797 the fourth quarter of 2001, and a 17% decrease from $386,442 in the prior quarter. Year to year reduction in G&A expenses were largely attributable to a reduced number of personnel.

Depreciation and amortization costs totaled $165,609 in the fourth quarter of 2002 compared to $483,152 in the fourth quarter of 2001 and $273,998 in the third quarter of 2002. The year-over-year trend decrease is attributable to reduced capital asset acquisitions during 2002.

Interest and other income for the fourth quarter of 2002 was $11,113 compared to $12,610 in the fourth quarter of 2001 and $13,623 in the third quarter of 2002. Fluctuations between this quarter and prior quarters are attributable to changes in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments.


Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Total revenue for the year ended December 31, 2002 was $1,821,041 representing a decline of 43% from $3,189,253 in 2001. Included with 2001 were amounts for contract services of approximately $570,000 derived under contract agreement with Intel, for which no revenues were generated for during 2002.

Three customers accounted for approximately 63% of 2002 revenue, compared with four customers accounting for 61% of 2001 revenue.

Approximately 55% of the Company's 2002 revenue was from customers in the United States, 14% from customers in Canada and 31% from customers in Europe. This compares to 71% from the United States, 26% from Canada and 3% from Europe in 2001. The Company does not currently experience any revenue fluctuations on a seasonal basis.

Gross margins for the current year were 78%, compared to 87% in 2001.

Total operating expenses (comprised of research and development, sales and marketing, administration and excludes restructuring and depreciation charges) for 2002 were $8,377,072 compared to $19,101,409 for 2002. Total operating expenses excluded restructuring charges incurred in the year of $1,415,380 for 2002 and $1,253,707 for 2001. The Company's expense rate was significantly higher in the first half of 2002, which was prior to the implementation of a cost-reduction initiative. At the end of the year, company headcount was 41, compared to 122 at the end of 2001.

In 2002, the Company charged restructuring costs of $1,415,380 related to the expense reduction initiative commencing early 2002 as described earlier. This included employee severance payments to 49 individuals of $354,834, lease termination costs of $282,793 related to the Bellevue, WA office and write downs of fixed assets of $777,753.

Research & Development ("R&D") expenses were $2,505,329, a decrease of 54% from $5,394,684 in 2001. The decrease in total R&D expense is primarily a result of reductions in R&D expense in the latter half of the year were achieved through headcount reductions and reductions in the amounts spent on contract personnel, as the Company focussed R&D efforts on projects that, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

Sales & Marketing ("S&M") expenses were $3,855,068, a 59% decrease from $9,298,149 in 2001. The decrease in total S&M expense is primarily due to headcount reductions, reductions in marketing, advertising and other public relations programs over the latter half of the year.

General & Administrative ("G&A") expenses were $2,016,675, a 54% decrease from $4,408,576 in 2001. Cost savings were achieved from reductions in headcount on a year-over-year basis.

Depreciation and amortization costs totaled $1,383,675 in 2002 compared to $1,831,301 in 2001. The year-over-year decrease is attributable to a lack of capital asset acquisitions during the year.

Interest and other income for 2002 was $47,675 compared to $258,792 in 2001. The reduction in income is attributable to a decline in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments.


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

Gross margins for the year were 87%, compared to 80% in 2000. During 2001, the Company reclassified sales commissions as costs of goods sold. Previous year comparisons are restated to reflect this change. The Company also reduced its sales commission structure in 2001, resulting in increased margins in 2001 compared to 2000. Management expects that gross margins will fluctuate between 80% and 85%, depending on the revenue mix.

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

R&D expenses were $5,394,684, an increase of 55% from $3,487,624 in 2000. Total R&D headcount was 55 at December 31, 2001, compared to 67 at December 31, 2000. The increase in total R&D expense is primarily a result of increased headcount and associated expenses in the first half of 2001, which peaked at 89 at the end of the first quarter and was 85 at the end of the second quarter. Reductions in R&D expense in the latter half of the year were achieved through headcount reductions and reductions in the amounts spent on contract personnel, as the Company focussed R&D efforts on projects which, had the greatest potential to positively impact revenue in the short to mid-term.

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

Depreciation and amortization costs totalled $1,831,301 in 2001 compared to $700,045 in 2000. The year-over-year increase is attributable to capital asset acquisitions during the year.

Interest and other income for 2001 was $258,792 compared to $713,365 in 2000. The reduction in income is attributable to a decline in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments. The company also charged $1,705,982 of interest and financing costs during the year, primarily consisting of amortization of the fair value of warrants granted as compensation for the credit facility as described in Note 8(d)(iii) to the financial statements and interest costs associated with the utilization of the credit facility.


Liquidity and Capital Resources

During 2002, the Company raised net funds of $1,031,657 through offerings of its equity securities, net of issue costs.

The Company used $7,333,750 in operations during 2002, primarily due to the $9,716,065 loss from continuing operations.

Net cash for investing activities was $133,885, which largely consisted of nominal capital expenditures during the year.

At December 31, 2002, the Company's cash, cash equivalents and short-term investments totalled $3,111,543. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation. Also included in this total amount is $350,000 being held as allocated funds for potential severance, as related to previously initiated business restructuring during the current year. The Company does not engage in any foreign exchange or other hedging activities, and is not a counter party to any derivative securities transactions.

At December 31, 2002, the Company held accounts receivable of $394,712 net of allowances for doubtful accounts of $67,125.

In conjunction with the signing of a Strategic Partnership and Sales Agreement in March, the Company entered into a convertible loan agreement with HP (as previously discussed). Under this convertible loan agreement, HP will provide Infowave with a convertible revolving loan of up to $2 million. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. Infowave may draw down amounts under the loan at anytime provided that certain standard working capital conditions are met. The principal amount outstanding bears interest at the prime rate plus 3.25%. Certain assets of Infowave, excluding its intellectual property, secure the convertible loan. Infowave has also granted HP the right to have observers attend meetings of the Board of Directors.

The Company has entered into lease agreements for premises and services. These leases have been treated as operating leases for accounting purposes. The approximate annual payment commitments for the next following years are:
$495,155 (2003),  $313,211 (2004), $217,568 (2005), $185,687 (2006) and $278,530
(after 2006).

During the year ended December 31, 2002, the Company made operating lease payments totalling approximately $683,000 (2001 - $829,000; 2000 - $702,000).

The Company may also encounter opportunities for acquisitions, or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash. There can be no assurance that additional financing will be available on terms favourable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Company's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.


Critical Accounting Policies

Continuing operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during each of the three years ended December 31, 2002. To date, the Company has financed its continuing operations through revenue, the issuance of common shares, and from cash flows from its former Imaging Division. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.


Basis of presentation

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and include the accounts of the Company and its wholly owned subsidiary company, Infowave USA Inc., which was incorporated on July 1, 2000. All material intercompany transactions and balances have been eliminated on consolidation. Material differences between the accounting principles used in these financial statements and accounting principles generally accepted in the United States are disclosed in financial statements note 15.


Translation of foreign currency

These consolidated financial statements are presented in United States dollars although the Company uses the Canadian dollar as its functional currency. The Canadian dollar functional currency financial statements are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at rates in effect at the time of the transaction. Any gains or losses from this translation are included in a separate cumulative translation adjustment account in shareholders' equity on the balance sheet. Prior to 1999, these financial statements were reported in Canadian dollars. The change in reporting currency was accounted for by the translation of convenience method with no retroactive effect.

The financial statements of the Company's integrated foreign subsidiary, Infowave USA Inc. have been translated into the Canadian dollar functional currency using the temporal method. Under this method, the financial statements are translated as follows: monetary assets and liabilities at the rate in effect on the balance sheet date; non-monetary assets and liabilities at the rate in effect on the transaction date; and revenues and expenses at the average rate for the period. Gains and losses on translation are included in results from operations.

Sources of Revenue and Revenue Recognition Policy

Revenues are derived from the sale of licenses and services and maintenance. License and maintenance revenues are normally generated from licensing our products to end-users and value added resellers. Service revenues are generated from consulting services sold to end-users.

License revenues are recognized on delivery of our solutions to the customer when all of the following conditions have been satisfied (SOP 97-2):

     o    There is persuasive evidence of an arrangement
     o    The fee is fixed or determinable and
     o    The collection of the license fee is probable

Revenues for multiple-element arrangements (which may include software licenses, maintenance and consulting services) are allocated among the component elements based upon the relative fair value of each element. The fair value of each element is determined by the price charged by us when that element is sold separately.

The Company sells through resellers with arrangements that provide a fee payable based on a percentage of list prices. The Company recognizes revenue of only the net fee payable to us from the reseller upon sell-through to the end customer.

The Company generally sells first year maintenance with new sales of software licenses. Maintenance revenue is recognized over the term of the maintenance contract that is typically one year.

The Company also recognizes revenue on the percentage of completion basis for certain software development contracts. The Company estimates the portion of each contract that has been completed based on time and resources already utilized and are still required for completion of the work. Unforeseen costs could arise in the development process that could materially impact our measurement of overall contract progress and the percentage of the contract completed, both of which enter into the measurement of revenue to be recognized.


Income Taxes

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

Recent accounting pronouncements:

In April 2002, the FASB issued SFAS 145 "Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections." This standard rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The standard also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this standard has had no impact on the Company's financial position, cash flows or results of operations.

In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred  in a  Restructuring)."  The  principal  difference  is that  SFAS  146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus on the date of an entity's commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of this standard on January 1, 2003, will have a material impact the timing of recognition of any future restructuring activities in the Company's financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The Company does not expect this issue to have a material impact on its financial position, cash flows or results of operations as the Company follows SOP 97-2 for recognition of their software sales.


       Item 7A: Quantitative and Qualitative Disclosure about Market Risk

Although the Company reports in United States dollars, it conducts most of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. This results in an exposure to foreign currency gains and losses on the resulting U.S. dollar denominated cash, accounts receivable, and accounts payable balances. As of December 31, 2002, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.


               Item 8: Financial Statements and Supplementary Data


                           Financial Statements
                           (Expressed in United States dollars)



                           INFOWAVE SOFTWARE, INC.



                           Years ended December 31, 2002, 2001 and 2000

AUDITORS' REPORT TO SHAREHOLDERS


We have audited the consolidated balance sheets of Infowave Software, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, after giving effect to the change in accounting for stock-based compensation explained in note 2(m) to the financial statements, on a consistent basis.



/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada
January 17, 2003




COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING  DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(a) to the financial statements. Our report to the shareholders dated January 17, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada
January 17, 2003

INFOWAVE SOFTWARE, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001
================================================================================



==============================================================================================================
                                                                                  2002                  2001
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:

     Cash and cash equivalents                                             $    2,755,929       $    9,087,730
     Short term investments (notes 6(a) and 11(b))                                355,614              352,670
     Accounts receivable, net of allowance of $67,125
       (2001 - $148,539)                                                          394,712            1,454,681
     Inventory (note 4)                                                               951               49,710
     Prepaid expenses and deposits                                                135,402              181,740
--------------------------------------------------------------------------------------------------------------
                                                                                3,642,608           11,126,531

Fixed assets (note 5)                                                             490,783            2,531,144

Other assets                                                                       25,366                    -
--------------------------------------------------------------------------------------------------------------
                                                                           $    4,158,757       $   13,657,675
--------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $      463,096       $    1,568,303
     Deferred revenue                                                             364,847              281,420
--------------------------------------------------------------------------------------------------------------
                                                                                  827,943            1,849,723
Shareholders' equity:
     Share capital (note 8):
       Authorized: 200,000,000 voting common shares without par value
       Issued:  66,439,578 (2001 - 23,440,203) common shares                   56,539,360           42,447,141
     Additional paid in capital                                                    15,941                    -
     Special warrants, net of issue costs of $1,830,284 (note 8(e))                     -           13,004,340
     Other equity instruments (note 8(e)(iii))                                  1,613,096            1,613,096
     Deficit                                                                  (54,342,142)         (44,626,077)
     Cumulative translation account                                              (495,441)            (630,548)
--------------------------------------------------------------------------------------------------------------
                                                                                3,330,814           11,807,952
--------------------------------------------------------------------------------------------------------------
                                                                           $    4,158,757       $   13,657,675
==============================================================================================================


Continuing operations (note 2(a))
Commitments and contingencies (note 11)




See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================





=================================================================================================================
                                                                  2002               2001               2000
-----------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                 $    1,821,041      $   3,189,253      $  1,513,557
     Cost of goods sold                                           408,654            416,082           297,992
-----------------------------------------------------------------------------------------------------------------
                                                                1,412,387          2,773,171         1,215,565
Expenses:
     Research and development                                   2,505,329          5,394,684         3,487,624
     Sales and marketing                                        3,855,068          9,298,149        11,183,483
     Administration                                             2,016,675          4,408,576         2,813,695
     Restructuring (note 10)                                    1,415,380          1,253,707                 -
     Depreciation and amortization                              1,383,675          1,831,301           700,045
-----------------------------------------------------------------------------------------------------------------
                                                               11,176,127         22,186,417        18,184,847
-----------------------------------------------------------------------------------------------------------------
Operating loss from continuing operations                       9,763,740         19,413,246        16,969,282

Other earnings (expenses):
     Interest and other earnings                                   47,675            258,792           713,365
     Interest and financing costs                                       -         (1,705,982)                -
-----------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                 9,716,065         20,860,436        16,255,917

Discontinued operations (note 3):
     Loss from operations                                               -                  -           473,088
     Loss on disposal                                                   -                  -         1,259,863
-----------------------------------------------------------------------------------------------------------------
                                                                        -                  -         1,732,951
-----------------------------------------------------------------------------------------------------------------
Loss for the year                                               9,716,065         20,860,436        17,988,868

Deficit, beginning of year                                     44,626,077         23,765,641         5,776,773
-----------------------------------------------------------------------------------------------------------------
Deficit, end of year                                       $   54,342,142      $  44,626,077      $ 23,765,641
-----------------------------------------------------------------------------------------------------------------
Loss per share:
   Continuing operations                                   $         0.18      $        0.90      $       0.81
   Discontinued operations                                            -                    -              0.09
-----------------------------------------------------------------------------------------------------------------
Loss per share, basic and diluted                          $         0.18      $        0.90      $       0.90
-----------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                  52,877,973         23,125,831        20,020,938
Adjustment for shares contingently issued                               -                  -           (53,448)
-----------------------------------------------------------------------------------------------------------------
                                                               52,877,973         23,125,831        19,967,490
=================================================================================================================



See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000






================================================================================================================
                                                                     2002               2001              2000
----------------------------------------------------------------------------------------------------------------
Cash flows from operations:
     Loss from continuing operations                         $ (9,716,065)     $ (20,860,436)    $ (16,255,917)
     Items not involving cash:
         Depreciation and amortization                          1,383,675          1,831,301           700,045
         Write-off of fixed assets                                777,753            287,585                 -
         Non-cash interest and financing costs                          -          1,590,184                 -
         Stock-based compensation                                  15,941                  -                 -
         Allowance for obsolescence of inventory                   46,206             30,000                 -
     Changes in non-cash operating working capital:
         Accounts receivable                                    1,067,848         (1,036,049)          984,119
         Inventory                                                 49,891              8,913            33,629
         Prepaid expenses and deposits                             48,918            176,496          (372,770)
         Accounts payable and accrued liabilities              (1,090,219)           569,201           199,647
         Deferred revenue                                          82,302             91,316           203,095
----------------------------------------------------------------------------------------------------------------
                                                               (7,333,750)       (17,311,489)      (14,508,152)
     Loss from discontinued operations                                  -                  -        (1,732,951)
     Items not involving cash:
         Depreciation                                                   -                  -           119,160
         Amortization of deferred charges                               -                  -            22,733
         Gain on sale of Imaging Division                               -                  -           (41,492)
----------------------------------------------------------------------------------------------------------------
                                                                        -                  -        (1,632,550)
----------------------------------------------------------------------------------------------------------------
                                                               (7,333,750)       (17,311,489)      (16,140,702)
Cash flows from investing activities:
     Redemption (purchase) of short-term investments               (6,371)         6,071,499        (6,667,429)
     Proceeds on sale of Imaging Division                               -                  -         1,322,774
     Purchase of fixed assets                                    (113,717)        (2,288,424)       (2,861,833)
     Purchase of long term investments                            (25,604)                 -                 -
     Proceeds on disposal of assets                                11,807                  -                 -
----------------------------------------------------------------------------------------------------------------
                                                                 (133,885)         3,783,075        (8,206,488)
Cash flows from financing activities:
     Issuance of shares and special warrants for cash,
       net of issue costs                                       1,031,657         20,303,441        22,621,685

Foreign exchange gain (loss) on cash and cash
   equivalents held in a foreign currency                         104,177            (55,389)         (265,493)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               (6,331,801)         6,719,638        (1,990,998)

Cash and cash equivalents, beginning of year                    9,087,730          2,368,092         4,359,090
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                       $  2,755,929      $   9,087,730     $   2,368,092




See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows, Continued
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================




-----------------------------------------------------------------------------------------------------------------------------
                                                                     2002               2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest paid                                           $      7,958      $      48,727      $          -
     Interest received                                             70,189            243,033           491,567
     Non-cash transactions:
         Cancellation of shares pursuant to
           termination of employment contracts                          -                  -              (594)
         Conversion of special warrants into
           common shares                                       13,095,742          7,243,914        19,027,038
         Warrants issued for financing costs
           (note 8(e)(iii))                                             -          1,613,096                 -
-----------------------------------------------------------------------------------------------------------------------------







See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


1.   Operations:

     The Company was formed on February 21, 1997, following the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. and is incorporated under the laws of the Province of British Columbia. The principal business activities of the Company are software development and sales.


2.   Significant accounting policies:

     (a)  Continuing operations:

          These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during each of the three years ended December 31, 2002. To date, the Company has financed its continuing operations through revenue, the issuance of common shares, and from cash flows from its former Imaging Division (note 3). Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

          Together with estimated revenue, the exercise of options and warrants, the most recent equity financing in December of 2002 (note 8(e)(i)) of approximately $1.1 million, and the credit facility (note 14), existing working capital is expected to be sufficient to meet the Company's projected working capital and cash requirements for the foreseeable future. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurance that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available or reductions in expenditures are required, the Company may not be able to or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


2.   Significant accounting policies (continued):

     (c)  Cash and cash equivalents:

          Cash and cash equivalents include short term investments, which are highly liquid interest bearing marketable securities with maturities of ninety days or less when acquired.

     (d)  Short-term investments:

          Short-term investments, which consist of investment grade interest bearing securities having terms to maturity when acquired of greater than ninety days but less than one year, are stated at the lower of cost and fair market value. Short-term investments include accrued interest on interest bearing securities classified as short-term investments.

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
          ---------------------------------------------------------------------------------------------


     (g)  Impairment of long-lived assets and assets to be disposed:

          Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the excess of the carrying value over the undiscounted expected cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


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

     (i)  Translation of foreign currency:

          These consolidated financial statements are presented in United States dollars although the Company uses the Canadian dollar as its functional currency. The Canadian dollar functional currency financial statements are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at rates in effect at the time of the transaction. Any gains or losses from this translation are included in a separate cumulative translation adjustment account in shareholders' equity on the balance sheet. Prior to 1999, these financial statements were reported in Canadian dollars. The change in reporting currency was accounted for by the translation of convenience method with no retroactive effect.

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

          Revenue on software development contracts is recognized on the percentage of completion basis. Payments received in advance for software support and maintenance are deferred and amortized over the term of the contract. The Company believes that its accounting policies comply with SOP 97-2 issued by the American Institute of Certified Public Accountants.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


2.   Significant accounting policies (continued):

     (k)  Cost of goods sold:

          Cost of goods sold includes the cost of commissions, royalties, hardware, packaging and distribution costs associated with software license revenue.

     (l)  Research and development costs:

          Research costs are expensed as incurred. Development costs are expensed as incurred unless certain specific criteria for deferral have been met. No development costs have been deferred in the periods ended December 31, 2002, 2001 and 2000 as the criteria for deferral were not met.

     (m)  Stock-based compensation:

          The Company has a stock-based compensation plan, which is described in note 8(c). Effective January 1, 2002, the Company adopted the new Recommendation of the Canadian Institute of Chartered Accountants Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. The Company applies Section 3870 prospectively to all stock-based payments to employees and non-employees granted on or after January 1, 2002.

          The Company accounts for all options granted to employees, including directors, under the intrinsic value method, whereby the excess, if any, of the quoted market value of the stock at the date of grant over the exercise price of the option is recorded as stock based compensation expense. As the exercise price of options granted is equal to the market value on the measurement date, the Company has determined that the application of this accounting policy did not effect reported results of operations for the year ended December 31, 2002.

          Options granted to non-employees on or after January 1, 2002 are accounted for under the fair value based method. Under this method, options granted to non-employees are measured at their fair value and recognized as the options are earned. Due to the nature of the Company's stock options plans, no transition adjustments were required to be recognized on adoption of the polices effective January 1, 2002.

     (n)  Advertising costs:

          Expenditures related to advertising are expensed in the period the first associated advertising takes place.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


2.   Significant accounting policies (continued):

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

     (p)  Loss per share:

          Basic loss per share has been calculated using the weighted average number of common shares outstanding. For purposes of the weighted average shares outstanding, shares held in escrow pursuant to the employee incentive plan and employment agreements are excluded from the calculation as they are considered contingently issuable.

          Diluted per share amounts are calculated using the treasury stock method. Dilutive securities, such as stock options and warrants, are included in the calculation of diluted per share amounts only if the market price of the underlying common shares exceeds the exercise price. As the effect of outstanding options and warrants is anti-dilutive, diluted loss per share does not differ from basic loss per share.

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

     The loss on disposal of the Imaging Division consisted of:

     ==========================================================================
     Loss from operations subsequent to March 31, 2000          $    1,096,120
     Employee severance costs                                           91,277
     Professional fees                                                 113,958
     Gain on sale of net assets                                        (41,492)
     --------------------------------------------------------------------------
                                                                $    1,259,863
     ==========================================================================

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


4.   Inventory:

     Inventory on hand consists of:

     ---------------------------------------------------------------------------
                                                    2002                 2001
     ---------------------------------------------------------------------------
     Finished goods                            $   77,157            $  79,710
     Allowance for obsolete stock                 (76,206)             (30,000)
     ---------------------------------------------------------------------------
                                               $      951            $  49,710
     ---------------------------------------------------------------------------


5.  Fixed assets:

    -----------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     2002                                                        Cost        depreciation                value
    -----------------------------------------------------------------------------------------------------------
     Computer equipment and system software              $  1,602,594        $  1,319,154          $   283,440
     Computer software                                      1,812,971           1,795,718               17,253
     Leasehold improvements                                   245,603             189,217               56,386
     Office equipment                                         262,693             173,850               88,843
     Software licenses and purchased source code               60,634              15,773               44,861
    -----------------------------------------------------------------------------------------------------------
                                                         $  3,984,495        $  3,493,712          $   490,783
    -----------------------------------------------------------------------------------------------------------


    -----------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     2001                                                        Cost        depreciation                value
    -----------------------------------------------------------------------------------------------------------
     Computer equipment and system software              $  2,127,436        $  1,125,134          $ 1,002,302
     Computer software                                      1,836,760           1,140,657              696,103
     Leasehold improvements                                   425,590             110,840              314,750
     Office equipment                                         619,634             151,669              467,965
     Software licenses and purchased source code              192,895             142,871               50,024
    -----------------------------------------------------------------------------------------------------------
                                                         $  5,202,315        $  2,671,171          $ 2,531,144
    -----------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


6.   Operating loan:

     (a) The Company has an operating loan facility with a credit limit of $63,416 (CDN$100,000). The facility is repayable on demand, bears interest at the prime rate plus 1.0% and is secured by a hypothecation of short-term investments equal to the amount of the credit facility. No amounts were outstanding as at December 31, 2002 and 2001.

     (b) During the year ended December 31, 2001, the Company entered into an agreement with Thomas Koll, Chief Executive Officer of the Company, for a credit facility in the amount of $5,000,000. The Company was able to draw down the credit facility at its discretion, with the principal outstanding under the loan bearing interest at a rate of 8% per annum, payable at maturity. The loan amounts drawn were secured by a first charge on all of the assets of the Company and were to be due and payable on demand on or after January 23, 2002. The Company also agreed to pay Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan. In addition, the Company issued warrants to Thomas Koll (note 8(d)(iii)). Prior to December 31, 2001, the Company repaid all amounts that were outstanding under this facility and terminated the agreement.


7.   Related party transactions:

     During the year ended December 31, 2002, the following related party transactions occurred:

     (a) The Company paid interest of nil (2001 - $42,184; 2000 - nil) to Thomas Koll in connection with the operating loan (note 6(b));

     (b)  The Company paid $34,825 (2001 - $110,000;  2000 - $142,000) for legal and consulting services to a firm controlled by a former director of the Company;

     (c) The Company recognized revenue of nil (2001 - $467,500; 2000 - nil) on sales to a company that has a common director;

     (d) Included in accounts receivable is approximately $28,000 (2001 - $87,500) related to an employee compensation advance. The original amount of the advance given by the Company during the year ended December 31, 2001 was approximately $116,000. It is being amortized as it is earned as a charge to operations over the period ending June 30, 2003, at which date the loan will be forgiven provided the person continues to be an employee at that date.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


8.   Share capital:

     The share capital of the Company is as follows:

     (a)  Authorized:

          200,000,000   voting   common   shares   without  par  value  (2001  -
          200,000,000).

     (b)  Issued:

         ------------------------------------------------------------------------------------------------------
                                                                                   Number
                                                                                of shares               Amount
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                                            18,297,470         $ 12,526,949

         Share issuance pursuant to exercise of share options                     921,327            1,240,527
         Share issuance pursuant to exercise of purchase warrants                 811,747            2,037,586
         Share issuance pursuant to exercise of agent's warrants                  143,414              316,534
         Share cancellation pursuant to termination of employment
           contracts                                                               (2,500)                (594)
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $1,266,383                     924,000           19,027,038
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2000                                            21,095,458           35,148,040

         Share issuance pursuant to exercise of share options                      72,017               55,187
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $886,205                     2,272,728            7,243,914
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2001                                            23,440,203           42,447,141

         Share issuance pursuant to a private placement,
            net of issue costs of $1,791,510                                   34,121,289           13,095,742
         Share issuance pursuant to exercise of share options                     193,086               41,488
         Share issuance pursuant to a private placement,
           net of issue costs of $132,807                                       8,685,000              954,989
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2002                                            66,439,578         $ 56,539,360
         ------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000

------------------------------------------------------


8.   Share capital (continued):

     (c)  Share purchase options:

          The Company has reserved common shares, to a maximum of 20% of the total number outstanding from time-to-time, pursuant to an Employee Stock Option Plan ("Plan"). The purpose of the Plan is to assist eligible employees to participate in the growth and development of the Company. Options to purchase common shares of the Company under the Plan may be granted by the Board of Directors to certain full-time employees of the Company. These options are granted in Canadian dollars, vest over periods from three to four years and expire five years from the date of grant. All stock options granted by the Company are exercisable in Canadian dollars.

          A summary of the status of the Company's stock option plan as of December 31, 2002, 2001 and 2000 and changes during the periods ended on those dates is presented below:


         -----------------------------------------------------------------------------------------------------------------------
                                                   2002                    2001                  2000
                                                            Weighted                    Weighted                     Weighted
                                                             average                     average                      average
                                                            exercise                    exercise                     exercise
                                              Shares           price       Shares          price       Shares           price
         -----------------------------------------------------------------------------------------------------------------------
                                                           US$ / Cdn$                   US$ / Cdn$                   US$ / Cdn$
         Outstanding, beginning of year     6,416,689      $3.88/6.18    4,269,883     $7.02/10.52    3,091,075      $3.52/5.08
         Granted                            3,350,400       0.17/0.26    3,468,908      1.42/2.26     2,802,488       9.32/13.97
         Exercised                           (193,086)      0.23/0.35      (72,017)     0.77/1.22      (921,327)      0.91/1.98
         Cancelled                         (4,318,820)      3.84/5.99   (1,250,085)     6.35/10.10     (702,353)     $8.69/13.02
         -----------------------------------------------------------------------------------------------------------------------
         Outstanding, end of year           5,255,183      $1.78/2.77    6,416,689     $3.88/6.18     4,269,883      $7.02/10.52
         -----------------------------------------------------------------------------------------------------------------------
         Options exercisable, end of year   2,077,298      $3.17/4.94    2,530,783     $4.81/7.66     1,075,626      $3.33/4.99
         -----------------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000

------------------------------------------------------


8.   Share capital (continued):

     (c) Share purchase options (continued):

         The following table summarizes information about stock options outstanding at December 31, 2002:


         -------------------------------------------------------------------------------------------------------------
                                            Options outstanding                      Options exercisable
                                      Number              Weighted      Weighted             Number
                                outstanding,               average       average        exercisable,         Weighted
          Range of               December 31,            remaining      exercise        December 31,          average
          exercise prices                2002     contractual life         price               2002    exercise price
          -------------------------------------------------------------------------------------------------------------
          US$/(Cdn$)                                                    US$/Cdn$                         US$ / Cdn$
          $0.10 to $0.63
             ($0.15 to $0.99)       3,426,950           4.40 years    $0.17 / $0.26        843,283      $0.17 / $0.26
          $0.64 to $1.28
             ($1.00 to $1.99)         118,823           3.89           1.00 / 1.56          83,473       1.00 / 1.56
          $1.29 to $1.92
             ($2.00 to $2.99)          13,600           3.35           1.74 / 2.71           4,750        1.75 / 2.73
          $1.92 to $2.56
             ($3.00 to $3.99)          30,468           2.71           2.44 / 3.81          18,468        2.48 / 3.87
          $2.57 to $3.84
             ($4.00 to $5.99)         640,300           2.92           3.48 / 5.43         408,443        3.46 / 5.40
          $3.85 to $5.12
             ($6.00 to $7.99)         617,534           2.98           3.92 / 6.11         361,604        3.91 / 6.10
          $5.13 to $6.41
             ($8.00 to $9.99)          82,400           2.64           6.00 / 9.36          58,950        5.96 / 9.29
          $6.41 to $7.69
             ($10.00 to $11.99)        87,510           2.59           6.86 / 10.70         74,574        6.84 / 10.67
          $7.70 to $9.61
             ($12.00 to $14.99)       166,798           1.99           8.45 / 13.18        163,398        8.45 / 13.18
          $9.62 to $12.82
             ($15.00 to $19.99)        30,000           2.42          10.86 / 16.94         23,370       10.86 / 16.94
          $12.83 to $41.37
             ($20.00 to $64.50)        40,800           2.14          26.42 / 41.19         36,985       26.42 / 41.19
----------------------------------------------------------------------------------------------------------------------
          $0.10 to $41.37
            ($0.15 to $64.50)       5,255,183           3.86          $1.78 / $2.77      2,077,298       $3.17 / $4.94
----------------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


8.   Share capital (continued):

     (d)  Pro forma compensation expense:

          Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the year ended December 31, 2002. Had the Company determined compensation expense for option grants made to employees after December 31, 2001 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share for the year ended December 31, 2002 would have been the pro forma amounts indicated below:

          ----------------------------------------------------------------------
          Net loss - as reported                                 $    9,716,065
          Net loss - pro forma                                        9,802,575

          Net loss per share - as reported                                 0.18
          Net loss per share - pro forma                                   0.19
          ----------------------------------------------------------------------

          The weighted average estimated fair value at the date of grant for options granted during the year ended December 31, 2002 was $0.17 per share.

          The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

          ---------------------------------------------------------------------
          Risk-free interest rate                                      2.59%
          Dividend yield                                                   -
          Volatility factor                                            134%
          Weighted average expected life of the options              5 years
          ---------------------------------------------------------------------

          For the purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


8.   Share capital (continued):

     (e)  Share purchase warrants:

          (i) On December 9, 2002, the Company issued of 8,500,000 units (the "2002 Units") at a price of $0.13 (CDN$0.20) per 2002 Unit for gross proceeds of $1,078,065 (CDN$1,700,000). Each 2002 Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.15 (CDN$0.24) per common share. The common shares and warrants comprising the 2002 Units are subject to a four month hold period. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 850,000 warrants (the "Agents' Warrants"). Each Agents' Warrant entitle the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of $0.15 (CDN$0.24) per common share. In addition, the Company issued 185,000 2002 Units to the agent as a corporate finance fee. As at December 31, 2002, none of the share purchase warrants or Agents' Warrants had been exercised.

          (ii) On February 22, 2001, the Company issued 2,272,728 units (the "2001 Units") at a price of $3.62 (CDN$5.50) per 2001 Unit for gross proceeds of $8,217,500 (CDN$12,500,000). Each 2001 Unit is comprised of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of 18 months from the closing date at a price equal to $4.71 (CDN$7.15) per common share. In addition, the Company issued 113,636 units ("Agents' units") each exercisable into one common share and one-half purchase warrant of the Company at $3.62 (CDN$5.50) until August 22, 2002 to the agents as partial compensation for services rendered in connection with the financing. All of the units were converted into common shares and share purchase warrants during the year. As at December 31, 2002, none of the share purchase warrants or agents' units had been exercised and expired.

          (iii) During the year ended December 31, 2001, as consideration for providing a credit facility (note 6(b)), the Company granted Thomas Koll warrants to purchase up to 3,510,455 common shares at a price of CDN$1.10, exercisable for three years. The fair value of these warrants of $1,613,096 has been recognized as a financing cost that was being recognized over the term of the related debt and as other equity instruments. As at December 31, 2002, none of these warrants had been exercised.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


8.   Share capital (continued):

     (f)  Special warrants:

          (i) On April 13, 2000, the Company issued 924,000 special warrants at a price of $21.96 (CDN$32.50) per special warrant for net cash proceeds of $19,027,038. Each special warrant was exercisable without payment of additional consideration for one Common Share of the Company. In addition, the Company issued 46,200 special compensation warrants to the underwriters in connection with this issuance. Each special compensation warrant is exercisable without additional consideration into one compensation warrant entitling the holder to acquire one common share at a price of $21.96 (CDN$32.50) per share for a two year period ending April 13, 2002. As at December 31, 2002, all of the special warrants had been exercised. None of the special compensation warrants had been exercised and have expired.

          (ii) On November 23, 28 and 30, 2001, the Company issued 31,965,319, 1,960,784 and 195,186, special warrants at a price per special warrant of $0.69, $0.81 and $0.86 respectively, for gross proceeds of $14,887,252 (CDN$23,812,165) of which $4,475,309 was held in escrow and included in cash and cash equivalents at December 31, 2001. The special warrants are exercisable, without payment of additional consideration, for units each comprised of one common share and one-half of one common share purchase warrant.

               Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price of $0.56 (CDN$0.90). The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equalled or exceeded CDN$9.00 for 20 consecutive trading days. The purchase warrants will also contain provisions for cashless exercise.

               The agents were paid a cash commission equal to 7% of the gross proceeds of the private placement and agents' warrants entitling them to purchase 2,386,775 units at a price of $0.51 (CDN$0.81) until November 23, 2004. Each unit shall be comprised of one common share and one-half of one common share purchase warrant.

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


9.   Income taxes:

     Income taxes attributable to net loss in these financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 39.62% (2001 - 44.6%; 2000 - 45.62%) as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                 2002                2001                 2000
     ----------------------------------------------------------------------------------------------------------
     Net loss before income taxes                       $   9,716,065       $  20,860,436         $ 17,988,868
     ----------------------------------------------------------------------------------------------------------
     Expected tax recovery                              $   3,849,505       $   9,307,927         $  8,206,522
     Tax effect of:
         Loss of foreign subsidiary taxed at
           lower rates                                       (207,848)           (776,192)            (871,645)
         Change in enacted tax rates                         (240,946)           (958,830)            (433,160)
         Non-deductible interest expense                       (8,110)            (27,355)             (46,021)
         Other non-deductible expenses                        (29,155)           (709,576)                   -
         Change in valuation allowance                     (3,363,446)         (6,835,974)          (6,855,696)
     ----------------------------------------------------------------------------------------------------------
                                                        $           -       $           -         $          -
     ----------------------------------------------------------------------------------------------------------


     The Company has non-capital losses carried forward in Canada of approximately $35,646,178 which are available to reduce future years' income for income tax purposes and capital losses of $106,000 which are available indefinitely to offset future capital gains for income tax purposes.

     Non-capital loss carry forwards expire in:

     -------------------------------------------------------------------------
     2003                                                     $      740,354
     2004                                                          1,677,907
     2005                                                            956,315
     2006                                                          1,341,068
     2007                                                         14,649,259
     2008                                                         11,089,723
     2009                                                          5,191,552
     -------------------------------------------------------------------------
                                                              $   35,646,178
     -------------------------------------------------------------------------

     As at December 31, 2002 the Company's wholly-owned subsidiary, Infowave USA Inc. has non-capital losses carried forward of $12,577,590 which are available to reduce future years' taxable income for income tax purposes to 2022. The Company also has available unclaimed Scientific Research and Experimental Development Expenditures of approximately $1,013,232 as at December 31, 2002, which may be carried forward indefinitely and used to reduce future taxable income.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


9.   Income taxes (continued):

     The tax effect of the significant temporary differences which comprise tax assets and liabilities, at December 31, 2002 and 2001 are as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                     2002                 2001
     ----------------------------------------------------------------------------------------------------------
     Future income tax assets:
         Amalgamation and reorganization costs                             $       44,859       $       43,370
         Deferred revenues                                                         56,715                    -
         Fixed assets, principally due to differences between
            accounting and tax depreciation                                     1,513,330              818,602
         Loss carry forwards                                                   16,611,424           13,919,936
         Scientific research and development
            expenditure carry forwards                                            360,913              361,417
         Share issue costs                                                        841,656            1,211,404
     ----------------------------------------------------------------------------------------------------------
     Total gross future income tax assets                                      19,428,897           16,354,729
     Valuation allowance                                                      (19,428,897)         (16,354,729)
     ----------------------------------------------------------------------------------------------------------
     Net future income tax asset                                           $            -       $            -
     ----------------------------------------------------------------------------------------------------------

     In assessing the ability to realize future income tax assets, management considers whether it is more likely than not that some or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent on the generation of taxable income during periods in which the temporary differences reverse. Due to the fact that as at December 31, 2002 and 2001, sufficient evidence does not exist to support a conclusion that it is more likely than not that the future income tax assets will be realized, a valuation allowance has been recorded against all of the future tax assets.

10.  Restructuring costs:

     During the year ended December 31, 2002, the Company completed a restructuring plan to significantly reduce operating expenses and preserve capital. The restructuring costs incurred resulted from reductions in staff, lease termination costs and write-down of fixed assets that were either no longer being utilized, or the costs were no longer recoverable as a result of the implementation of the restructuring plan. A total restructuring cost of $1,415,380 was incurred comprised of $354,834 for employee severance, $282,793 for lease terminations and $777,753 for write-offs of unrecoverable leasehold improvements and fixed assets. All of these restructuring charges have been settled, with no amounts included in accounts payable and accrued liabilities at December 31, 2002.

     In the year ended December 31, 2001 the Company completed a restructuring that included employee severance payments of $497,442, lease termination costs of $468,680 and the write-offs of unrecoverable leasehold improvements of $287,585. Accounts payable and accrued liabilities includes $120,200 related to these costs at December 31, 2001 (nil at December 31,
     2002).

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


11.  Commitments and contingencies:

     (a)  Lease obligations:

          The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes. The annual payment commitments are as follows:

          ----------------------------------------------------------------
          2003                                            $      495,155
          2004                                                   313,211
          2005                                                   217,568
          2006                                                   185,687
          After 2006                                             278,530
          ----------------------------------------------------------------
                                                          $    1,490,151
          ----------------------------------------------------------------

          During the year ended December 31, 2002, the Company made operating lease payments totaling approximately $683,000 (2001 - $829,000; 2000
          - $702,000).

     (b)  Letters of credit:

          The  Company  has  secured  certain  lease   commitments   through  an
          outstanding letter of credit totaling $150,000.

     (c)  Contingency:

          The Company received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing it that Glenayre requires indemnity under certain agreements the Company has with Glenayre. The Company has previously developed and supplied technology to Glenayre. The claim comprised of $608,000 in legal fees and $50,000 internal expenses, in connection with a previously settled lawsuit between Glenayre and Research in Motion.

          On October 30, 2002, the Company resolved the claim with Glenayre. Under the settlement, the Company paid Glenayre a cash payment of $130,000 plus 20,000 common share purchase warrants exercisable at a price of $0.22 per common share for two years from the date of issue, and Glenayre has agreed to a consent dismissal of its claim. The issuance of the warrants is subject to receipt of applicable regulatory approval.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


12.  Financial instruments and risk management:

     (a)  Fair values:

          The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate fair values due to their ability for prompt liquidation and short-term to maturity.

     (b)  Credit risk:

          The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectibility of accounts receivable. At December 31, 2002, three customers represented 55% of outstanding accounts receivable. In the previous year at December 31, 2001, two customers represented 57% of outstanding accounts receivable. The Company mitigates its credit risk by concentrating its direct sales efforts on Fortune 500 companies and conducting standard credit checks on all new customers.

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

     (b)  Geographic information:

          55% of sales for the year ended December 31, 2002 (2001 - 71%; 2000 - 96%) were to customers located in the United States, with 14% and 31% of sales being to customers located in Canada and Europe, respectively 2001 - 26% and 3%; 2000 - 4% and nil). The Company's principal corporate sales and administration office is located in Canada.

     (c)  Major customers:

          For the year ended December 31, 2002, revenue from three (2001 - four; 2000 - one) customers represented approximately 63% (2001 - 61%; 2000
          - 57%) of revenues.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


14.  Credit facility:

     On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner for a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan at anytime provided that certain standard working capital conditions are met. The convertible loan will be secured by certain assets of the Company, excluding its intellectual property. As at December 31, 2002, no amounts have been drawn down from this as loan.

15.  Reconciliation to United States generally accepted accounting principles:

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States:

     (a)  Net loss and loss per share:

          ------------------------------------------------------------------------------------------------------
                                                                     2002               2001              2000
          ------------------------------------------------------------------------------------------------------
          Loss from continuing operations in
             accordance with Canadian GAAP                     $ 9,716,065       $ 20,860,436      $ 16,255,917
          Adjustment for stock based compensation
             relating to stock options issued to
             non-employees (c)(i)                                        -            126,486           195,690
          Adjustment for stock based compensation
             relating to escrow shares (c)(ii)                           -                  -            13,922
          Adjustment for impairment of long-lived
             assets to fair value (g)                              422,762                  -                 -
          ------------------------------------------------------------------------------------------------------
          Loss from continuing operations in
             accordance with United States GAAP                 10,138,827         20,986,922        16,465,529
          Discontinued operations:
               Loss (earnings) from operations                           -                  -           473,088
               Loss on disposal                                          -                  -         1,259,863
          ------------------------------------------------------------------------------------------------------
                                                                10,138,827                  -         1,732,951
          ------------------------------------------------------------------------------------------------------
          Loss in accordance with United States GAAP           $10,138,827       $ 20,986,922      $ 18,198,480
          ------------------------------------------------------------------------------------------------------
          Weighted average number of shares outstanding
             in accordance with Canadian and United States
             GAAP                                               52,877,973         23,125,831        19,967,490
          Adjustment for special warrants (e)                    5,328,530          3,458,870           174,674
          ------------------------------------------------------------------------------------------------------
          Weighted average number of shares outstanding
           in accordance with United States GAAP                58,206,503         26,584,701        20,142,164
          ------------------------------------------------------------------------------------------------------
          Loss per share:
               Continuing operations                           $      0.17       $       0.79      $       0.82
               Discontinued operations                                   -                  -              0.08
          ------------------------------------------------------------------------------------------------------
          Basic and diluted loss per share                     $      0.17       $       0.79      $       0.90
          ------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (a)  Net loss and loss per share (continued):

          Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 is as follows:

          ------------------------------------------------------------------------------------------------------
                                                                     2002               2001              2000
          ------------------------------------------------------------------------------------------------------
          Loss in accordance with United States GAAP          $ 10,138,827      $  20,986,922      $ 18,198,480
          Other comprehensive loss (income):
               Foreign currency translation adjustment            (135,107)           399,615           523,079
          ------------------------------------------------------------------------------------------------------
          Comprehensive loss                                  $ 10,003,720      $  21,386,537      $ 18,721,559
          ------------------------------------------------------------------------------------------------------


     (b)  Balance sheet:

          ------------------------------------------------------------------------------------------------------
                                                                                     2002                 2001
          ------------------------------------------------------------------------------------------------------
          Total Assets

          Total assets in accordance with Canadian GAAP and
             United States GAAP                                               $  4,158,757       $   13,675,675
          ------------------------------------------------------------------------------------------------------
          Shareholders' Equity

          Share capital in accordance with Canadian GAAP                      $ 56,539,360         $ 42,447,141
          Adjustments to share capital:
               Foreign exchange effect on conversion of 1998 and
                 prior share capital transactions (d)                              543,269              543,269
               Additional paid in capital from stock based compensation
                 relating to stock options issued to non-employees (c)(i)          520,999              520,999
               Additional paid in capital from stock based compensation
                 relating to escrow shares (c)(ii)                                 107,077              107,077
          ------------------------------------------------------------------------------------------------------
          Share capital in accordance with United States GAAP                   57,710,705           43,618,486
          ------------------------------------------------------------------------------------------------------
          Additional paid-in capital in accordance with Canadian and
             United States GAAP                                                     15,941                    -
          Special warrants in accordance with Canadian and
             United States GAAP                                                          -           13,004,340
          ------------------------------------------------------------------------------------------------------
          Other equity instruments in accordance with Canadian and
             United States GAAP                                                  1,613,096            1,613,096
          ------------------------------------------------------------------------------------------------------
          Deficit in accordance with Canadian GAAP                             (54,342,142)         (44,626,077)

          Adjustments to deficit:
               Cumulative effect of stock based compensation relating
                 to stock options issued to non-employees (c)(i)                  (519,411)            (519,411)
               Foreign exchange effect on conversion of 1998 and
                 prior income statements (d)                                      (189,240)            (189,240)
               Cumulative effect of stock based compensation
                 relating to escrow shares (c)(ii)                                (101,474)            (101,474)
               Adjustment for impairment of long-lived
                 assets to fair value (g)                                         (422,762)                   -
          ------------------------------------------------------------------------------------------------------
          Deficit in accordance with United States GAAP (carried forward)     $(55,575,029)        $(45,436,202)
          ------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (b)  Balance sheet (continued):

          ------------------------------------------------------------------------------------------------------
                                                                                     2002                 2001
          ------------------------------------------------------------------------------------------------------
          Deficit in accordance with United States GAAP (brought forward)     $(55,575,029)        $(45,436,202)
          ------------------------------------------------------------------------------------------------------
          Cumulative translation account in accordance with Canadian GAAP         (495,441)            (630,548)
          Adjustments to cumulative translation account:
               Foreign exchange effect on conversion of 1998 and
                 prior income statements (d)                                      (341,140)            (341,140)
               Cumulative foreign exchange effect of United States
                 GAAP adjustments                                                  (20,080)             (20,080)
          ------------------------------------------------------------------------------------------------------
                                                                                  (856,661)            (991,768)
          ------------------------------------------------------------------------------------------------------
         Shareholders' equity in accordance with United States GAAP           $  2,908,052         $ 11,807,952
          ------------------------------------------------------------------------------------------------------

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

               Had compensation cost for employee stock options been determined based on fair value at the grant date of the stock options and charged to earnings over the vesting period of the options consistent with the measurement provision of FAS 123, net loss under United States GAAP would have been increased by $86,510 for the year ended December 31, 2002 (2001 - $8,603,514; 2000 -
               $5,682,914). Pro forma net loss for the year ended December 31, 2002 would have been $10,225,337 (2001 - $29,590,436; 2000 -
               $23,880,494). Net loss per share for the year ended December 31, 2002 would have been $0.18 (2001 - $1.11; 2000 - $1.19). The fair value of these options for the year ended December 31, 2002 has been determined using the Black-Scholes option pricing formula with the following factors: expected dividend yield - 0%; expected stock price volatility - 134% (2001 - 150%; 2000 - 149%); risk fee interest rate - 2.59% (2001 - 4.23%; 2000 -
               5.64%); expected life of options - 5 years. The pro forma amounts are consistent with those required to be disclosed under the new CICA Handbook section related to stock-based compensation adopted during the current year (notes 2(m) and 8(d))

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (c)  Stock-based compensation (continued):

          (i)  Stock options (continued):

               For United States GAAP purposes, stock options issued to non-employees for services rendered were recorded and reflected in the financials as compensation expense and charged to earnings based on the fair value as the services are provided and the options are earned. The amount of compensation costs is calculated using the Black-Scholes options pricing formula and assumptions as described above. During the year ended December 31, 2002, the Company adopted the new CICA Handbook section related to stock-based compensation payments (note 2(m)). Under this new policy, stock options issued to non-employees after December 31, 2001 are accounted for consistently with United States GAAP. Therefore, for the year ended December 31, 2002, there was no measurement difference. Under United States GAAP for non-employee options, additional compensation expense would have been recorded of $126,486 for the year ended December 31, 2001 and $195,690 for the year ended December 31, 2000.

          (ii) Shares held in escrow:

               Certain shares held in escrow pursuant to the employee incentive program and employment contracts were recorded as compensation expense under Canadian GAAP at a deemed value of $0.23 (CDN$0.35) per share based on their fair market value at the time of issue discounted for escrow restrictions.

               For United States GAAP purposes, any restrictions on the employee's right to receive these shares would not be taken into account for purposes of calculating compensation costs and would result in additional compensation costs. No additional compensation expense was recorded for the year ended December 31, 2002. In prior periods, additional compensation expense would have been recorded for the year ended December 31, 2001 of nil and $for the year ended December 31, 2000 of $13,992.

          (iii) Weighted average fair value:

               Financial statements prepared in accordance with U.S. GAAP require the disclosure of weighted average grant date fair value of stock options granted in the year by the Company. Weighted average grant date fair values for options granted during the years ended December 31, 2002, 2001 and 2000 are $0.17 (CDN$0.27), $0.99 (CDN$1.57) and $9.37 (CDN$14.05), respectively.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (d)  Foreign currency translation:

          These financial statements are in U.S. dollars. Prior to 1999, these financial statements were reported in Canadian dollars. In accordance with Canadian GAAP effective to July 1, 2002, the comparative figures presented for 1998 have been translated at the rate in effect on December 31, 1998. For U.S. GAAP, the 1998 comparative figures should have been restated retroactively as if the Company had always reported in U.S. dollars. As a result, share capital and deficit would be adjusted to translate the Canadian dollar functional currency financial statements to U.S. dollars at the rates in effect on the transaction dates with offsetting adjustments to the cumulative translation account. Any changes in reporting currency after July 1, 2002 would be treated the same under both Canadian and United States GAAP.

     (e)  Loss per share:

          During the year ended December 31, 2001, the Company issued special warrants, which were converted to common shares subsequent to their issue. For Canadian GAAP purposes in 2001, the common shares were included in the weighted average shares outstanding from the date the special warrants were converted into common shares. For United States GAAP purposes, where there are no material uncertainties with respect to the ultimate issuance of the common shares that underlay the special warrants, the effective number of common shares would be included from the date that is the later of the date the special warrants were issued and the date the uncertainty as to exercise is removed.

     (f)  Short-term investments:

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (g)  Impairment or Disposal of Long-Lived Assets:

          United States GAAP required the Company to adopt the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale should be considered held and use until it is disposed of. Long-lived assets to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell.

          The Company wrote down certain long-lived assets to their net recoverable amount during the year ended December 31, 2002. This was part of the restructuring plan described in note 10. The difference between the net recoverable amount determined based on undiscounted expected future cash flows and fair value under US GAAP, measured by a discounted cash flow, is $422,762, which has been recorded as additional loss from continuing operations in accordance with US GAAP.

     (h)  Advertising costs:

          United States GAAP requires the disclosure of amounts spent on advertising costs. For the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $27,756, $194,931 and $4,146,004, respectively on advertising costs.

     (i)  Valuation and qualifying accounts:

         --------------------------------------------------------------------------------------------------------------------
                                                                                                Effect of foreign
                                                 Beginning                                          exchange on       End of
                                                   of year      Charged to        Recoveries        conversion         year
                                                   balance       expenses       and write-offs        to US$          balance
         --------------------------------------------------------------------------------------------------------------------
         Allowance for doubtful accounts:
              Year ended December 31, 2002      $  136,471     $   70,390        $   139,833       $       97      $   67,125
              Year ended December 31, 2001          12,698        172,067             45,711           (2,583)        136,471
              Year ended December 31, 2000          12,164              -                977             (443)         12,698

         Allowance for sales return:
              Year ended December 31, 2002          12,068              -             12,068                -               -
              Year ended December 31, 2001           6,346        205,395            199,231             (442)         12,068
              Year ended December 31, 2000          41,576              -             35,230                -           6,346

         Allowance for obsolete stock:
              Year ended December 31, 2002          30,000         46,206                  -                -          76,206
              Year ended December 31, 2001               -         30,000                  -                -          30,000
              Year ended December 31, 2000          41,572              -             41,572                -               -
         --------------------------------------------------------------------------------------------------------------------

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
================================================================================


15. Reconciliation to United States generally accepted accounting principles (continued):

     (j)  Recent accounting pronouncements:

          (i) In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." This standard established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of this standard on January 1, 2003 is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

          (ii) In April 2002, the FASB issued SFAS 145 "Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections." This standard rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The standard also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this standard will have no impact on the Company's financial position, cash flows or results of operations.

          (iii) In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus on the date of an entity's commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of this standard on January 1, 2003, is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

          (iv) In November 2002, the EITF reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The Company does not expect this issue to have a material impact on its financial position, cash flows or results of operations as the Company follows SOP 97-2 for recognition of their software sales.

            Item 9: Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

Not Applicable.


                                    PART III

                Item 10: Directors and Officers of the Registrant

The following table sets forth certain current information regarding the executive officers, directors and key employees of Infowave as at December 31, 2002.


Name                                             Age      Position
------------------------------------------------------------------------------------------------------------
George Reznik .................................    36     Chief Financial Officer - Office of the President
Sal Visca .....................................    36     Chief Technology Officer - Office of the President
Bill Tam ......................................    35     EVP Sales and Marketing - Office of the President
Ron Jasper.....................................    38     VP Network Operators
Paul Huntingdon................................    50     Director, Europe
Thomas Koll ...................................    46     Chairman of the Board (1) (2) (3)
Jim McIntosh ..................................    38     Director - Office of the President (1) (2) (3)
Barb Richardson ...............................    40     Director (2) (3)
Stephen Wu ....................................    38     Director (3)
Lew Turnquist  ................................    34     Director (1)

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Corporate Governance and Nominating Committee


Executive Team

George Reznik has served as Chief Financial Officer since March 1, 2002 and has over fifteen years of senior financial management experience. Prior to joining Infowave, Mr. Reznik served as Vice-President of Finance at Pivotal Corporation from April 1999 to February 2002, where he was a member of the executive management team. From July 1994 to March 1999, Mr. Reznik was a Senior Manager, Corporate Finance, at Deloitte & Touche, LLP, where he was a member of the senior management team and led the business valuation practice for British Columbia. Prior to July 1994, Mr. Reznik was with Deloitte & Touche LLP (since May 1987) in various capacities with their London, UK, Caribbean and Winnipeg, Canada offices. Mr. Reznik, who received a Bachelor's of Commerce (Honours) degree from the University of Manitoba, is a Chartered Accountant, Certified Fraud Examiner and Chartered Business Valuator.

Sal Visca has served as Chief Technology Officer since November 1999. Mr. Visca has over 12 years of software development experience with IBM Canada where he gained world-class architectural and design skills in the areas of leading edge web technologies and application servers. His most recent IBM position, from May 1996 - October 1999, was Senior Manager, where he established the e-business Solution Development Business Unit in Vancouver, Canada. This IBM Unit develops and implements e-business and e-commerce web applications for major industry groups, such as banking, airlines and government. Mr. Visca's previous IBM positions included Lead Architect, Strategist Program Manager and Development Manager. Mr. Visca graduated with honours from the University of Western Ontario with a Bachelor of Science in Computer Science.

Bill Tam joined Infowave in July 2002 as Executive Vice President of Sales and Marketing, to strengthen the Company's sales efforts and execute on revenue generation. His career spans more than 14 years in the telecommunications industry, most notably with Telco industry giants such as AT&T Canada, Rogers Network Services and Bell Canada. He has held several senior executive management positions, including Vice President of Business Development at AT&T Canada and Vice President of Marketing at MetroNet.

Ron Jasper transitioned to Vice President Network Operators in April 2002 to lead the Company's strategic new carrier focused business unit. Mr. Jasper is a five-year veteran of Infowave, and previously led the organization's marketing efforts as VP of Marketing. Mr. Jasper also has twelve years of experience in the software industry as a software developer, systems integrator, systems engineer, product manager, and marketer with hi-tech companies. Mr. Jasper has spent time in the reseller and systems integrator channels of Apple, HP, IBM, and most recently with GE Technology Services.

Paul Huntingdon joined Infowave March 2002 as Director, Channel Sales UK and was subsequently promoted to General Manager, European Sales in January 2003. Prior to joining Infowave, Mr. Huntingdon served with Compaq UK as the sales Manager for Wireless and Mobility Solutions.

Directors

Thomas Koll joined Infowave in February 2001 as Chief Executive Officer and was President of the Company from August 15, 2001 until April 2002. Mr. Koll joined Infowave from Microsoft Corporation, where he held several executive positions in the US and in Europe from 1989 to 2001. Most recently, from 1997 to 2001, he was Vice President of Microsoft's Network Solutions Group where he was responsible for Microsoft's worldwide business with telecommunications companies in the wireline and wireless markets, network equipment providers and Internet service providers. In this position, Mr. Koll was instrumental in developing Microsoft's vision for mobility and initiated its wireless strategy. Prior to this position, he held positions of General Manager of the Dedicated System Group, General Manager of

Microsoft's worldwide business planning and strategy, as well as General Manager and Acting Country Manager, Microsoft Germany. Thomas Koll holds a master's degree in political science from Free University of Berlin. In April 2002, Mr. Koll transitioned to a Chairman of the Board, and remains active in senior business development activities.

Jim McIntosh has served as a director since June 1991. From June 1991 to July 2000, Mr. McIntosh served as President and Chief Executive Officer of the Company.

Barb Richardson has served as a director since December 2001. Ms. Richardson is the President of B.A. Richardson Consulting Services Inc. and since September 2000 has been a principal and director of SpringBank TechVentures Management Inc., a Calgary-based investment fund focused on companies involved in developing the enabling technologies, infrastructure and services to support the growth sectors of wireless, Internet and telecommunications. Prior to SpringBank, Ms. Richardson was a pioneer in MetroNet Communications joining the small firm of 10 people in 1996 to lead the business development and planning efforts. Ms. Richardson had the overall responsibility for developing MetroNet's business strategy and plan that lead to over $1 billion in financing over an 18-month period and ultimately its merger with AT&T. Ms. Richardson was Chief Integration Officer of AT&T Canada from May 1999 to March 2000. Ms. Richardson currently serves as a member of the Calgary Centre for Non-Profit Management, and the University of Calgary Faculty of Management Advisor Board.

Stephen Wu has served as a director since November 2002. Mr. Wu is a founder and managing director of Alliance MG, a technology and investment advisory firm that focuses on the telecommunications, wireless and high technology industries. Prior to Alliance MG, Mr. Wu served with The Carlyle Group - one of the largest private equity groups in the world - as a founding partner of their Asian Technology Fund. Mr. Wu also served for over a decade at Microsoft Corporation in various senior level management positions. From 1997 to 2000, Mr. Wu was responsible for Microsoft's Asian Network Operator and MSN business units.

Lew Turnquist has served as a director since November 2002. Mr. Turnquist brings over twelve years of experience in wireless high-tech and interactive services. He was most recently President of JoCommerce Inc., a software vendor serving the retail industry where he successfully implemented a turnaround strategy that led to an acquisition by a large publicly traded competitor. Mr. Turnquist also served as Executive Vice President and COO of Cell-Loc Inc. and CEO of its wholly-owned subsidiary TimesThree Inc. Prior to joining Cell-Loc, Mr. Turnquist was a co-founder and Director of Marketing at Saraide Inc., a wireless-Internet joint venture of Nortel Networks, Ericsson, Microcell, Omnipoint and GSM Capital. He also held senior positions at Nortel, New North Media Inc. and TELUS Mobility (then AGT Cellular).

A newly named executive management structure was formed in April 2002 called the Office of the President, charged with the day-to-day operations of the Company. The members of this group comprise George Reznik, Sal Visca, Bill Tam and Jim McIntosh.


Board Committees

The Board of Directors (the "Board") has established three board committees: the Audit Committee; the Compensation Committee; and the Corporate Governance and Nominating Committee.


Audit Committee

The responsibilities of the Audit Committee include: reviewing the Company's audited financial statements and presenting them to the Board for approval, reviewing internal accounting procedures and consulting with and reviewing the services provided by the Company's auditors. The Audit Committee is comprised of members independent of management.

Compensation Committee

The responsibilities of the compensation committee include: reviewing and recommending to the Board the compensation and benefits of all the executive officers of the Company, and establishing and reviewing general policies relating to compensation and benefits for the employees of the Company.


Corporate Governance Committee

The responsibilities of the corporate governance committee include: evaluating the contribution of each director on an individual basis, assessing the collective performance of the Board, proposing new nominees to the Board and analyzing the existing structure of the Board.


Compliance with Section 16(a) of the Exchange Act

The Company is a "foreign private issuer" as defined in Rule 3b-4 promulgated under the Securities Exchange of 1934, as amended (the "Exchange Act"), and, therefore, its officers, directors and greater than 10% shareholders are not subject to section 16 of the Exchange Act pursuant to Rule 3a12-3(b) promulgated under such Act.


                         Item 11: Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and other most highly compensated executive officers earning more than $100,000 for the years ended December 31, 2002, 2001, and 2000 (the "Named Executive Officers").

Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------
     Name and Principal Position         Year                   Annual Compensation                      Stock
                                                                                                        Options
-------------------------------------------------------------------------------------------------------------------
                                                     Salary            Bonus            Other
-------------------------------------------------------------------------------------------------------------------
Thomas Koll                              2002         $  204,808                -                -          675,000
Chairman of the Board (1)                2001            305,577                -                -          925,000
                                         2000                  -                -                -                -
-------------------------------------------------------------------------------------------------------------------
Ron Jasper                               2002            144,000           23,200                -          150,000
Vice President, Network Operator         2001            160,000           30,575                -           90,000
Solutions (2)                            2000             96,154           26,500            4,327           45,000
-------------------------------------------------------------------------------------------------------------------
Sal Visca                                2002            141,801           12,200                -          225,000
Chief Technology Officer,                2001            141,291           15,457                -          198,000
Office of the President (3)              2000            121,188           10,660                -                -
-------------------------------------------------------------------------------------------------------------------
Paul Huntingdon                          2002             93,611            3,086           16,175           74,000
Director, Channel Sales UK (4)           2001                  -                -                -                -
                                         2000                  -                -                -                -
-------------------------------------------------------------------------------------------------------------------
George Reznik                            2002             88,152           19,783                -          375,000
Chief Financial Officer,                 2001                  -                -                -                -
Office of the President (3)(5)           2000                  -                -                -                -
-------------------------------------------------------------------------------------------------------------------
Bill Tam                                 2002             50,130                -                -          250,000
EVP Sales & Marketing,                   2001                  -                -                -                -
Office of the President (3)(6)           2000                  -                -                -                -
-------------------------------------------------------------------------------------------------------------------
Jim McIntosh                             2002                  -                -                -           75,000
Office of the President (3)
-------------------------------------------------------------------------------------------------------------------
(1)  Thomas Koll joined the Company  February 15, 2001 as CEO and was  President
     from August 15, 2001 until April 2002,  when he was  appointed  Chairman of the Board.
(2)  Ron Jasper became Vice President  Network Operator  Solutions on July 2002.
     Mr. Jasper left the Company in January 2003.
(3)  A newly  named  executive  management  structure  was  formed in April 2002 called the Office of the President,  charged with the day-to-day operations of the Company. The members of this group comprise George Reznik (CFO), Sal
     Visca (CTO), Bill Tam (EVP Sales & Marketing) and Jim McIntosh (Director).
(4)  Paul Huntingdon joined the Company in March 2002 as Director, Channel Sales
     UK and subsequently promoted to General Manager, Europe in January 2003.
(5)  George Reznik joined the Company in March 2002 as Chief Financial  Officer,
     and subsequently joined the Office of the President in April 2002.
(6)  Bill Tam  joined in the  Company as  Executive  Vice  President  of Sales &
     Marketing, and member of the Office of the President in July 2002.


Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock option grants to our Executive Officers and four other most highly compensated executive officers during the year ended December 31, 2002. The potential realizable value is calculated based on the assumption that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of Common Shares subject to a given option by the exercise price; assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and subtracting from that result the aggregate option exercise price.

Option Grants in 2002

--------------------------------------------------------------------------------------------------------------------------
                                                 INDIVIDUAL GRANTS
                         ---------------------------------------------------------------
                             Number of                           Average
                            Securities   % Of Total Options       Option                        Potential Realizable Value
                            Underlying            Granted to      Exercise                       at Assumed Annual Rates
                               Options   Employees in Fiscal     Price (2)      Expiration       of Appreciation for the
                               Granted              Year (1)          CDN$            Date          Option Term (CDN$)
                         ---------------------------------------------------------------------------------------------------

Name                                                                                                     5%             10%
----------------------------------------------------------------------------------------------------------------------------
Thomas Koll                     75,000                  2.2%          0.15       Jul 23/07          $ 3,108       $   6,868
                               600,000                 17.9%          0.22        Nov 1/07           36,469          80,587
----------------------------------------------------------------------------------------------------------------------------
Bill Tam                       250,000                  7.5%          0.17       Jul 10/07           11,742          25,947
----------------------------------------------------------------------------------------------------------------------------
George Reznik                  150,000                  4.5%          0.65        Mar 1/07           26,937          59,525
                               225,000                  6.7%          0.18       Jul 10/07           11,189          24,726
----------------------------------------------------------------------------------------------------------------------------
Sal Visca                      225,000                  6.7%          0.18       Jul 10/07           11,189          24,726
----------------------------------------------------------------------------------------------------------------------------
Ron Jasper                     150,000                  4.5%          0.18       Jul 10/07            7,460          16,484
----------------------------------------------------------------------------------------------------------------------------
Paul Huntingdon                 74,000                  2.2%          0.18       Jul 10/07            2,487           5,495
----------------------------------------------------------------------------------------------------------------------------
Jim McIntosh                    75,000                  2.2%          0.15       Jul 23/07            3,108           6,868
----------------------------------------------------------------------------------------------------------------------------
(1)  Total common stock options  issued during 2002 were  3,351,400 to employees and directors.
(2)  The  exercise  price per share  was equal to the fair  market  value of the
     Common  Shares at the close of  business  on the date  prior to the date of grant as determined by the Board.


Option Exercises and Fiscal Year-End Values

The following table sets forth for the Executive Officers and four other most highly compensated executive officers earning over $100,000 the number of shares acquired upon exercise of stock options during the year ended December 31, 2002 and the number of shares subject to exercisable and non-exercisable stock options held at December 31, 2002.


Aggregated Option Exercises in 2002 and Year-End Option Values

----------------------------------------------------------------------------------------------------------------------
         Name            Securities      Aggregate Value         Number of Securities         Value of Unexercised
                                                                Underlying Unexercised       In-the-money Options at
                                                                  Options at Year End            Year End (CDN$)
                         Acquired on                                 Exercisable /                Exercisable /
                        Exercise (#)     Realized (CDN$)             Unexercisable                Unexercisable
----------------------------------------------------------------------------------------------------------------------
Thomas Koll                     -                  -                 81,250 / 593,750             $4,625 / $20,875
----------------------------------------------------------------------------------------------------------------------
Sal Visca                  44,000            $51,920                 56,250 / 168,750             $3,938 / $11,813
----------------------------------------------------------------------------------------------------------------------
George Reznik                   -                  -                 56,250 / 168,750             $3,938 / $11,813
----------------------------------------------------------------------------------------------------------------------
Bill Tam                        -                  -                 15,625 / 234,375             $1,094 / $16,406
----------------------------------------------------------------------------------------------------------------------
Ron Jasper                 11,000            $18,700                 37,500 / 112,500             $2,625 / $ 7,875
----------------------------------------------------------------------------------------------------------------------
Paul Huntingdon                 -                  -                 12,500 /  61,500              $ 875 / $ 4,305
----------------------------------------------------------------------------------------------------------------------
Jim McIntosh                    -                  -                181,248 /  43,750             $3,125 / $ 4,375
----------------------------------------------------------------------------------------------------------------------
(1)  The value of unexercised in-the-money options at December 31, 2001 is based on Cdn.$0.25  share,  the closing  price of the Common Shares at such time, less the exercise price per share.


Employment Agreements

The Company's policy is to require all employees, including its executive officers, to enter into agreements requiring the non-disclosure of confidential information of the Company, and the assignment and confirmation of the Company's ownership of all intellectual property rights in the course of such employee's employment with the Company.

Thomas Koll was appointed Chief Executive Officer of the Company commencing February 15, 2001. Mr. Koll has entered into an employment agreement with the Company which provides that, if he is terminated without cause, he shall be given: (a) 12 months written notice; or (b) 12 months salary, which was US$350,000, and immediate vesting of options which would have vested during the following 12 months. In the event of a "change of control" of the Company and, as a result, Mr. Koll's position with the Company is changed or he ceases to serve as a member of the Board of the Company, Mr. Koll may elect to be deemed to have been terminated without cause in accordance with the foregoing provisions, provided that all unvested options shall vest immediately.

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

Except as described above, no Named Executive Officer has any special compensatory plan or arrangement, including payment to be received from the Company or any of its subsidiaries, if such plan or arrangement results or will result from the resignation, retirement or any other termination of employment of the executive officer's employment with the Company and its subsidiaries or from a change of control of the Company or any subsidiary or a change in the executive officer's responsibilities following a change-in-control where the amount involved, including all periodic payments or installments, exceeds $100,000.


Director Compensation

The Company does not currently pay cash compensation to directors for serving on its Board, but does reimburse directors for out-of-pocket expenses for attending Board and committee meetings. The Company does not provide additional compensation for committee participation or special assignments of the Board. On July 23, 2002, each director at that time, received an option grant to purchase 75,000 Common Shares at a price of Cdn.$0.15 expiring July 23, 2007.


Compensation Committee Interlocks and Insider Participation

During the past fiscal year, the Company's Compensation Committee was composed of Messrs. Koll, McIntosh and Ms. Richardson. No member of the Compensation Committee was an officer or employee of the Company when deliberations of the Compensation Committee occurred regarding executive officer compensation. No executive officer of the Company serves as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.


          Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The principle address of each of the individuals identified below is 4664 Lougheed Highway, Suite 200, Burnaby, British Columbia, Canada, V5C 5T5, except where another address is listed.


 -------------------------------------------------------------------------------------------------------------------
 Directors, Executive Officers Earning More                             Number of Shares    Percent of total Shares
 Than $100,000 and 5% Shareholders                                    Beneficially Owned                      Owned
 -------------------------------------------------------------------------------------------------------------------
 Thomas Koll(1)                                                             6,489,989              9.02%

 Jim McIntosh(2)(3)                                                         1,811,426              2.52%

 Sal Visca(4)                                                                 372,517              0.52%

 Ron Jasper(5)                                                                179,000              0.25%

 George Reznik(6)                                                             112,500              0.16%

 Barb Richardson(7)                                                            68,750              0.10%

 Bill Tam(8)                                                                   31,250              0.04%

 Lew Turnquist                                                                      -                 -

 Steven Wu                                                                          -                 -

 Paul Huntingdon                                                               25,000              0.03%

 All Directors and Executive Officers as a group (9)                        9,090,432             12.63%
 -------------------------------------------------------------------------------------------------------------------
(1)  Includes  1,018,750  shares  related to options  exercisable  and 3,510,455 shares for warrants exercisable within 60 days from December 31, 2002
(2)  Includes  1,301,753  Common Shares  beneficially  owned through 529452 B.C.
     Ltd. (See note (3)) and 220,138 shares related to options exercisable.
(3)  The issued share capital of 529452 B.C. Ltd. consists of 100 Class A voting shares and 100 Class B non-voting shares and 1,000 Class C preferred shares and 1,000 Class D preferred  shares.  Jim McIntosh  holds 51 of the Class A voting  shares,  51 of the Class B  non-voting  shares and all 1,000 of the
     Class D preferred shares.
(4)  Relates  to  372,517  shares  for  options  exercisable  within  60 days of
     December 31, 2002
(5)  Relates  to  179,000  shares  for  options  exercisable  within  60 days of
     December 31, 2002
(6)  Relates  to  112,500  shares  for  options  exercisable  within  60 days of
     December 31, 2002
(7)  Relates to 68,750 shares for options exercisable within 60 days of December
     31, 2002
(8)  Relates to 31,250 shares for options exercisable within 60 days of December
     31, 2002
(9)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities and Exchange  Commission,  based on factors including voting and investment  power with respect to shares.  Common Shares subject to options currently  exercisable,  or  exercisable  within 60 days after December 31,
     2002, are deemed outstanding for computing the percentage  ownership of the person holding such options,  but are not deemed  outstanding for computing the percentage ownership for any other person.


             Item 13: Certain Relationships and Related Transactions

No director, senior officer or principal shareholder of the Company, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company from January 1, 2002 through December 31, 2002, except as disclosed herein or as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     Financially
                                                Largest               Amount           Assisted
      Name and          Involvement of           Amount            Outstanding         Securities
      Principal           Issuer or           Outstanding         as at Dec. 31,       Purchased       Security for
      Position            Subsidiary           During 2002             2002            During 2002      Indebtedness
-------------------------------------------------------------------------------------------------------------------
     Sal Visca,
  Chief Technology
      Officer             Company            Cdn$175,000          Cdn$175,000          - nil -            - nil -
-------------------------------------------------------------------------------------------------------------------

The foregoing amount was loaned to Mr. Visca as part of a retention arrangement made between Mr. Visca and the Company. See "Directors and Officers of Registrant - Employment Agreements". The amount bears no interest and is repayable on demand on or after July 1, 2002 and matures on the earlier of July 31, 2003 and the date of cessation of Mr. Visca's employment with Infowave.


                                    PART IV

Item 14: Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the members of the Company's Office of the President and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 139-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 60 days prior to the filing date of this report. Based upon that evaluation, the members of the Company's Office of the President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company's periodic SEC filings.


(b)  Changes in Internal Controls

There were no significant changes made to the Company's internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

    Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List the following documents filed as a part of the report:

Financial Statements

    Auditor's Report..........................................................28
    Consolidated Balance Sheet................................................29
    Consolidated Statements of Operations and Deficit.........................30
    Consolidated Statements of Cash Flows.....................................31
    Notes to Consolidated Financial Statements................................33

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

*10.15(2)      Employment  Agreement  dated May 23, 1997 between the Corporation and Bijan Sanii

*10.16(3)      Employment   Agreement  dated  September  16,  1999  between  the
               Corporation and Todd Carter

 10.17(2)      Agency  Agreement  dated March 31, 1998 between the  Corporation,
                Canaccord Capital Corporation and Yorkton Securities Inc.

 10.18(2) Consulting Agreement dated July 4, 1997 between the Corporation and GWM Enterprises Ltd.

 10.19(3) Agency Agreement dated June 18, 1999 between the Corporation, Canaccord Capital Corporation, Yorkton Securities, Inc., Sprott Securities Limited and Taurus Capital Markets Ltd.

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

Exhibit
Number         Description
------         -----------

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

21.1           List of Subsidiaries

23.1           Consent of KPMG LLP

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


(b)  Reports on Form 8-K

On November 27, 2002, the Company filed a form 8-K with a press release attached thereto announcing a proposed financing involving the Company.

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

Signature                         Title                          Date
---------                         -----                          ----


/s/ George Reznik                 Chief Financial Officer,       March 31, 2003
------------------------------    Office of the President
George Reznik                     (Principal Financial,
                                  Accounting  and Executive
                                  Officer)


/s/ Sal Visca
------------------------------    Chief Technical Officer,       March 31, 2003
Sal Visca                         Office of the President
                                  (Principle Executive Officer)



                                  EVP Sales & Marketing,         March 31, 2003
/s/ Bill Tam                      Office of the President
------------------------------    (Principle Executive Officer)
Bill Tam


/s/ Jim McIntosh                  Director,                      March 31, 2003
-----------------------------     Office of the President
Jim McIntosh                      (Principle Executive Officer)


/s/ Thomas Koll                   Chairman of the Board          March 31, 2003
-----------------------------
Thomas Koll


/s/ Barb Richardson               Director                       March 31, 2003
-----------------------------
Barb Richardson


/s/ Stephen Wu                    Director                       March 31, 2003
-----------------------------
Stephen Wu


/s/ Llewellyn Turnquist           Director                       March 31, 2003
-----------------------------
LLewellyn Turnquist

                                 CERTIFICATION

I, George Reznik, certify that:

1.   I have reviewed this annual report on Form 10-K of Infowave Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003


/s/ George Reznik
---------------------------------
George Reznik
Chief Financial Officer,
Office of the President
(Principal Financial and Accounting
Officer and Principal Executive Officer)

                                 CERTIFICATION

I, Bill Tam, certify that:

1.   I have reviewed this annual report on Form 10-K of Infowave Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003


/s/ Bill Tam
------------------------------
Bill Tam
Office of the President
(Principal Executive Officer)

CERTIFICATION

I, Sal Visca, certify that:

1.   I have reviewed this annual report on Form 10-K of Infowave Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003


/s/ Sal Visca
------------------------------
Sal Visca
Office of the President
(Principal Executive Officer)

CERTIFICATION

I, Jim McIntosh, certify that:

1.   I have reviewed this annual report on Form 10-K of Infowave Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003


/s/ Jim McIntosh
--------------------------------
Jim McIntosh
Office of the President
(Principal Executive Officer)

               CERTIFICATION OF GEORGE REZNIK AS THE CORPORATION'S
                    CHIEF FINANCIAL OFFICER AND AS A MEMBER
           OF THE OFFICE OF THE PRESIDENT PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Infowave Software Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I George Reznik, Chief Financial Officer and member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.




                                                /s/ George Reznik
                                                --------------------------------
                                                George Reznik
                                                Chief Financial Officer,
                                                Office of the President
                                                March 31, 2003

                  CERTIFICATION OF BILL TAM AS A MEMBER OF THE
                     CORPORATION'S OFFICE OF THE PRESIDENT
                          PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Infowave Software Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bill Tam, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.




                                                /s/ Bill Tam
                                                --------------------------------
                                                Bill Tam
                                                Office of the President
                                                March 31, 2003

                  CERTIFICATION OF SAL VISCA AS A MEMBER OF THE
                     CORPORATION'S OFFICE OF THE PRESIDENT
                          PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Infowave Software Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Sal Visca, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(15) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.




                                                /s/ Sal Visca
                                                --------------------------------
                                                Sal Visca
                                                Office of the President
                                                March 31, 2003

                CERTIFICATION OF JIM MCINTOSH AS A MEMBER OF THE
                     CORPORATION'S OFFICE OF THE PRESIDENT
                          PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Infowave Software Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Jim McIntosh, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.




                                                /s/ Jim McIntosh
                                                --------------------------------
                                                Jim McIntosh
                                                Office of the President
                                                March 31, 2003