Form 10-Q
period 2003-03-31
INFOWAVE SOFTWARE INC
filed 2003-05-15
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003


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

                             Yes  X    No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes    No X

              Common shares outstanding at May 14, 2003: 66,659,578

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                    For the Three Months Ended March 31, 2003

Part I.    Financial Information

Item 1.    Financial Statements
           a) Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002.............................1
           b) Consolidated Statements of Operations and Deficit
              For the three months ended
              March 31, 2003 and 2002..........................................2
           c) Condensed Consolidated Statements of Cash Flows
              For the three months ended
              March 31, 2003 and 2002..........................................3
           d) Notes to Consolidated Financial Statements.......................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........13
Item 4.    Controls and Procedures............................................13

Part II.   Other Information

Item 1.    Legal Proceedings..................................................13
Item 2.    Changes in Securities and Use of Proceeds..........................14
Item 3.    Defaults upon Senior Securities....................................14
Item 4.    Submission of Matters to a Vote of Security Holders................14
Item 5.    Other Information..................................................14
Item 6.    Exhibits and Reports on Form 8-K...................................14

Part III.  Signatures and Certifications

Part I. Financial Information

Item 1. Financial Statements

                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

================================================================================
                                                March 31, 2003      Dec 31, 2002
                                                 (unaudited)
--------------------------------------------------------------------------------

Assets
Current Assets:
   Cash and cash equivalents                       $2,264,686         $2,755,929
   Short term investments                             358,112            355,614
   Accounts receivable                                425,974            394,712
   Finished goods inventory                             1,019                951
   Prepaid expenses                                    66,286            135,402
--------------------------------------------------------------------------------
                                                    3,116,077          3,642,608

Capital assets                                        498,761            490,783

Other assets                                           27,181             25,366
--------------------------------------------------------------------------------

                                                   $3,642,019         $4,158,757
================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities           $729,661           $463,096
  Deferred revenue                                    297,718            364,847
--------------------------------------------------------------------------------
                                                    1,027,379            827,943
Shareholders' equity
  Share capital
     Authorized: 200,000,000 voting common shares
     Issued:  66,659,578
       (December 31, 2002: 66,439,578)             56,564,963         56,539,360
  Additional paid-in capital                           15,941             15,941
  Other equity instruments                          1,613,096          1,613,096
  Deficit                                        (55,297,602)       (54,342,142)
  Cumulative translation account                    (281,758)          (495,441)
--------------------------------------------------------------------------------
                                                    2,614,640          3,330,814
--------------------------------------------------------------------------------

                                                   $3,642,019         $4,158,757
================================================================================

See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)

================================================================================
                                                      Three months ended
                                                March 31, 2003      Dec 31, 2002
                                                 (unaudited)        (unaudited)
--------------------------------------------------------------------------------

Sales                                              $411,856             $325,261

Cost of goods sold                                   56,839               37,167
--------------------------------------------------------------------------------
                                                    355,017              288,094

Expenses:
   Research and development                         489,803              901,979
   Sales and marketing                              356,274            1,624,224
   Administration                                   317,787              715,993
   Depreciation and amortization                    108,310              482,404
--------------------------------------------------------------------------------
                                                  1,272,174            3,724,600
--------------------------------------------------------------------------------
Loss from operations                                917,157            3,436,506

Other expenses (income)
   Interest and other income                       (14,787)             (27,845)
   Foreign Exchange                                  53,090             (32,636)
--------------------------------------------------------------------------------
Net loss for the period                             955,460            3,376,025

Deficit, beginning of period                     54,342,142           44,626,077
--------------------------------------------------------------------------------

Deficit, end of period                          $55,297,602          $48,002,102
--------------------------------------------------------------------------------

Net loss per share                                    $0.01                $0.09
--------------------------------------------------------------------------------

Weighted average number of shares
outstanding                                      66,627,800           36,035,432
================================================================================

See accompanying notes to interim consolidated financial

                       INFOWAVE SOFTWARE, INC.
           Condensed Consolidated Statements of Cash Flows
                     (expressed in U.S. dollars)

================================================================================
                                                      Three months ended
                                                March 31, 2003    March 31, 2002
                                                   (unaudited)       (unaudited)
--------------------------------------------------------------------------------

Net cash (used in) operations                       ($614,139)      ($2,221,313)

Cash flows from investing activities:
   Change in short term investments                      1,326             4,612
   Purchase of capital assets                         (81,888)          (80,724)
--------------------------------------------------------------------------------
                                                      (80,562)          (76,112)

Cash flows from financing activities:
   Issuance of shares and warrants for cash, net
   of  issue costs                                      25,603            69,985
--------------------------------------------------------------------------------
                                                        25,603            69,985
Foreign exchange gain (loss) on cash and cash
equivalents held in a foreign currency                 177,855          (23,004)
--------------------------------------------------------------------------------
Decrease in cash and cash equivalents                (491,243)       (2,250,444)

Cash and cash equivalents, beginning of period       2,755,929         9,087,788
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $2,264,686        $6,837,344
================================================================================

See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2003 and for all periods presented, have been included. Interim results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any interim period.

The unaudited consolidated balance sheets, statements of operations and deficit and condensed statements of cash flows include the accounts of the Company and its wholly owned subsidiary, Infowave USA Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Except as disclosed in note 6, these financial statements comply, in all material respects, with generally accepted accounting principles ("GAAP") in the United States. The accounting principles used in these financial statements are those used in the preparation of the Company's audited financial statements for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

2.   Continuing Operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three-month period ended March 31, 2003 and in prior periods. To date, the Company has financed its continuing operations through the issuance of common shares and special warrants, and more recently from a credit facility provided by the Company's former Chief Executive Officer. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

A lower cost structure, together with estimated revenue, is expected to provide the Company with sufficient working capital to fund the Company's operations for the balance of 2003. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurances that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available on terms favorable to the Company, or at all, or reductions in expenditures are required, the Company may not be able to, or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing and cost reduction strategies in order to satisfy its working capital and other cash requirements.

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)

3.   Significant Accounting Policies

These interim financial statements follow the same accounting policies and methods of application as described in Note 2 to our Annual Consolidated Financial Statements.

4.   Shareholders' equity

          Authorized:

          200,000,000 voting common shares without par value

     (a)  Issued:

================================================================================
                                                            Number
                                                         of shares      Amount
--------------------------------------------------------------------------------

          Outstanding, December 31, 2002                66,439,578   $56,539,360

          Shares issued for cash on:
              Exercise of options                          220,000        25,603
--------------------------------------------------------------------------------
          Outstanding, March 31,2003                    66,659,578   $56,564,963

     (b)  Share purchase options:

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

          A summary of the status of the Company's stock option plan as of March 31, 2003 and December 31, 2002, and changes during the periods ended on those dates is presented below:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)
================================================================================
                                        March 31, 2003         December 31, 2002
                                  ---------------------    ---------------------
                                              Weighted                  Weighted
                                               average                   average
                                              exercise                  exercise
                                   Shares        price       Shares        price
--------------------------------------------------------------------------------
                                              US$/Cdn$                  US$/Cdn$

Outstanding, beginning of year  5,255,183   $1.78/2.77    6,416,689   $3.88/6.18
Granted                           154,000    0.16/0.24    3,350,400    0.17/0.26
Exercised                        (220,000)   0.12/0.18     (193,086)   0.23/0.35
Cancelled                        (393,850)   1.75/2.64   (4,318,820)   3.84/5.99
--------------------------------------------------------------------------------

Outstanding, end of quarter     4,795,333   $1.92/2.82    5,255,183   $1.78/2.77
================================================================================

     (d) As at March 31, 2003, the Company had 4,795,333 (December 31, 2002 - 5,255,183) stock options outstanding with exercise prices ranging from Cdn $0.15 to Cdn $64.50 and 29,343,761 (December 31, 2002 -
          29,343,761) warrants outstanding with exercise prices ranging from Cdn $0.24 to Cdn $1.10. As at March 31, 2003, 2,543,958 (December 31, 2002
          - 2,077,298) stock options were exercisable. Of these instruments, 1,659,208 options and 24,151,261 warrants were not included in the diluted per share calculations for the three months ended March 31, 2003 as their exercise prices were greater than or equal to the average market value of the underlying shares during the respective period.

     (e) Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the three months ended March 31, 2003. Had the Company determined compensation expense for option grants made to employees after December 31, 2001 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:

                ================================================================
                                                    Three months    Three months
                                                           ended           ended

                                                       31-Mar-03       31-Mar-02
                ----------------------------------------------------------------
                Net loss - as reported                   $955,460     $3,376,025
                Net loss - pro forma                     $997,278     $3,381,604
                Net loss per share - as reported            $0.01          $0.09
                Net loss per share - pro forma              $0.01          $0.09
                ================================================================

          The weighted average estimated fair value at the date of grant for options granted during the three months ended March 31, 2003 was $0.07 per share.

          The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)

                ================================================================
                                                             Three months ended
                                                                 March  31, 2003
                ----------------------------------------------------------------
                Risk-free interest rate                                   2.64%
                Dividend yield                                            -
                Volatility factor                                          137%

                Weighted average expected life of the
                options                                                 5 years
                ================================================================

For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period.

5.   Comparative Figures

     Certain prior period comparatives have been reclassified to confirm to the current period presentation.

6.   United States generally accepted accounting principles

     These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended March 31, 2003. The following are the material measurement differences from GAAP in the United States as they relate to the Company's March 31, 2003 financial statements:

     (a)  Net loss and net loss per share:

     ===========================================================================
                                                      Three months ended
                                                March 31, 2003    March 31, 2002
                                                   (unaudited)       (unaudited)
     ---------------------------------------------------------------------------
     Net loss in accordance with Canadian
     and United States GAAP                           $955,460        $3,376,025
     ---------------------------------------------------------------------------
     Weighted average number of shares outstanding
     in accordance with Canadian and United States
     GAAP                                           66,627,800        36,035,432
     ===========================================================================

     ---------------------------------------------------------------------------
     Net loss per share in accordance with US GAAP       $0.01             $0.09
     ===========================================================================

     ---------------------------------------------------------------------------
     Net loss in accordance with United States GAAP   $955,460        $3,376,026
     Other comprehensive loss (income):
     Foreign currency translation adjustment         (213,683)            29,571
     ---------------------------------------------------------------------------
        Comprehensive loss:                           $741,777        $3,405,597
     ===========================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


     (b)  Balance sheet:

===========================================================================================================
                                                                        March 31, 2003        Dec 31, 2002
                                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
  equivalent to total assets in accordance with United
  States GAAP                                                              $3,642,019          $4,158,757
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                            $56,564,963         $56,539,360
  Foreign exchange effect on conversion of 1998 and prior
    share capital transactions                                                543,269             543,269
  Additional paid in capital relating to stock options issued
    to non-employees                                                          520,999             520,999
  Additional paid in capital related to escrow shares                         107,077             107,077
-----------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                        57,736,308          57,710,705
-----------------------------------------------------------------------------------------------------------
Additional paid-in-capital in accordance with Canadian
and United States GAAP                                                         15,941              15,941
-----------------------------------------------------------------------------------------------------------

Other equity instruments in accordance with Canadian
and United States GAAP                                                      1,613,096           1,613,096
-----------------------------------------------------------------------------------------------------------

Deficit in accordance with Canadian GAAP                                 (55,297,602)        (54,342,142)
  Foreign exchange effect on conversion of 1998 and prior
    income statements                                                       (189,240)           (189,240)
  Cumulative effect of stock based compensation relating
    to stock options issued to non-employees                                (519,411)           (519,411)
  Cumulative effect of stock based compensation relating
    to escrow shares                                                        (101,474)           (101,474)
  Adjustment for impairment of long lived assets to fair value                      -           (422,762)
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                            (56,107,727)        (55,575,029)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with Canadian
GAAP                                                                        (281,758)           (495,441)
  Foreign exchange
    effect on conversion of 1998 and prior financial statements             (341,140)           (341,140)
  Cumulative foreign exchange effect of US GAAP
    adjustments                                                              (20,080)            (20,080)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United
    States GAAP                                                             (642,978)           (856,661)
-----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with United States GAAP                 $2,614,640          $2,908,052
-----------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Investors should read the following in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Corporation's annual report on Form 10-K.

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

The consolidated financial statements reflect a full valuation allowance against the net future income tax assets based on the Company's assessment that it is not more likely than not that it will able to utilize certain deductions before their expiry. The Company's assessment is based on a judgement of the ongoing existence of estimated losses before such deductions and the inherent uncertainties as to the timing of future income for tax purposes before loss carry forwards, if any. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact the Company's ability to utilize these deductions.

The Company recognizes revenue on the percentage-of-completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could materially impact these estimates. No new software development contracts have been signed in the three months ended March 31, 2003.

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") and subsequently reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 6 to the financial statements.

The Company's Significant Accounting Policies are described in Note 2 to the Consolidated Financial Statements found in Item 8 of the Company's Form 10-K filed on March 26, 2003.

Overview

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

The Company recently expanded its software product offering during the three month period ended March 31, 2003 to include wireless personal email solutions with its Symmetry Express wireless consumer solution. The Company also recently expanded its software product offering with its announcement on April 25, 2003 of its strategic partnership with Symbian.

The Company also provides a complete range of wireless solutions for corporate users, ranging from the individual email service of Symmetry Pro, to workgroups and enterprises served by Symmetry Pro Workgroup and Symmetry Pro Enterprise editions. The Company also offers the Wireless Business Engine(TM), a wireless platform for large corporations that provides access to email and collaboration tools, corporate intranets, the Internet, Web-enabled applications and legacy and client/server applications from a wide range of wireless devices such as handheld computers, laptops, PDAs and emerging integrated phone devices.

The Company announced in January 2003, that it will collaborate with Microsoft to develop and market solutions for mobile network operators based on the Windows Powered Microsoft mobile device platforms.

The Company is amalgamated under the Company Act (British Columbia). The Company's head office and development facilities are located at The Infowave Building, Suite 200, 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5 (telephone 604.473.3600). The Company's registered office is at Suite 2600, Three Bentall Centre, 595 Burrard Street, PO Box 49314, Vancouver, British Columbia, Canada, V7X 1L3. The Company's wholly owned subsidiary, Infowave USA Inc., is incorporated under the laws of the State of Washington at Suite 500, 3535 Factoria Blvd. SE, Bellevue, Washington, 98006. The Company operates a sales office in London, England at Cardinal Point, Park Road, Rickmansworth, Hertfordshire WD3 1RE 4JS (telephone + 44 (1923) 432 632). The Company also has a master reseller agreement with an agency for Continental Europe located at Dreimuhlenstra(beta)e 27, 80476 Munchen / Munich, Germany (telephone 49 89 767368-94).

First quarter 2003 compared to fourth quarter of 2002 and to first quarter of 2002.

Revenues for the first quarter of 2003 were $411,856 representing an increase of 37% from $301,388 in the fourth quarter of 2002 and an increase of 27% from $325,261 in the first quarter of 2002.

Revenue mix for the three months ended March 31, 2003 was attributable to 25% from software license fees, 23% from maintenance and support fees, and 52% from technical service fees. This compares to 37% and 61% from software license fees, 30% and 29% from maintenance and support fees, and 33% and 10% from technical service fees for the three month periods ended December 31, 2002 and March 31, 2002, respectively. The reduction in license revenue as a percentage of total revenues is attributable to the Company's transition to a blended revenue model due to the introduction of subscription based licensing to the Company's perpetual licensing arrangements.

Gross margins for the first quarter of 2003 were 86%, compared to 87% in the previous quarter ended December 31, 2002 and 89% in the quarter ended March 31, 2002.

Total expenses for the first quarter ended March 31, 2003 were $1,272,174 which decreased 2% from $1,297,743 in the previous quarter and decreased 66% from $3,724,600 in the first quarter of 2002. This decrease over the three month period ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Operating expenses (excluding amortization) were $1,163,864 for the first quarter 2003, representing a 3% increase from $1,132,134 in the fourth quarter of 2002 and a 64% decrease from $3,242,196 in the first quarter of 2002. This decrease over the three month period ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Total research and development ("R&D") expenses for the first quarter of 2003 totaled $489,803 representing an increase of 37% from the prior quarter total of $357,036 and 46% decrease from $901,979 in the first quarter of 2002. The Company continues to ensure that its investment in R&D is sufficient to support its current product line. Approximately 50% of the Company's total headcount remains in R&D. This decrease over the three month period year ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Sales & marketing expenses for the quarter ended March 31, 2003 were $356,274, compared to $453,498 in the fourth quarter of 2002 and $1,624,224 in the first quarter of 2002. The decrease of 21% from the previous quarter was due to reductions in headcount and due to lower spending in areas such as direct marketing programs and other promotion initiatives. This decrease over the three month period ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

General and administrative ("G&A") expenses of $317,787 decreased by 1% from expenses of $321,600 in the prior quarter and 56% from expenses of $715,993 in the comparable period in 2002. This decrease over the three month period ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Amortization expense totaled $108,310 in the quarter ended March 31, 2003 which is 35% lower than amortization expense of $165,609 in the prior quarter and 78% lower than $482,404 in the third quarter of 2002. This decrease over the three month ended March 31, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Foreign exchange loss was $53,090 for the first quarter of 2003, compared to a loss of $12,132 in the prior quarter and a gain of $32,636 in the first quarter of 2002. The changes are due to fluctuations in the foreign exchange rate between the Canadian and US Dollar. The Canadian dollar strengthened approximately 6% against the US dollar during the quarter that impacted the Company's results as significant portions of the Company's monetary balances are in US denomination.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at March 31, 2003 totaled $2,622,798. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation and $350,000 being held as allocated funds for potential severance as related to previously initiated business restructuring during the prior year.

The Company had total working capital of $2,088,698 at March 31, 2003, compared to $2,814,665 at December 31, 2002 and $6,349,301 at March 31, 2002.

Capital assets increased from $490,783 at December 31, 2002 to $498,761 at March 31, 2003 due capital asset additions to computer software required to maintain operating activities.

On August 14, 2002, the Company made a minority equity investment in a software sub-developer company based in Vancouver, Canada, who has provided services to the Company in the past year. The strategic investment strengthens that relationship and provides the Company an allowance against future contract services and software licenses for development tools. The value of the investment is reflected in other assets on the balance sheet as at March 31, 2003.

As at March 31, 2003, the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, and a convertible loan agreement. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with HP, provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company could draw down amounts under the loan up to a maximum of the lesser of $2.0 million or the adjusted net working capital of the Company. Until December 31, 2002, the Company could draw down amounts not to exceed $2.0 million or 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP loan, the Company may draw down amounts not to exceed the lesser of $2.0 million or the Company's adjusted net working capital (as described in the loan agreement). The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At March 31, 2003, no amounts were outstanding on the operating line or the convertible loan.

The Company believes that the total amount of cash, cash equivalents and short-term investments will be sufficient to ensure that the Company remains funded through the third quarter of 2003. Thereafter, the Company may need to raise additional capital for working capital or expenses. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of March 31, 2003, the Company has not engaged in derivative hedging activities on foreign currency transactions and/or balances. Although realized foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

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

Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

In the quarter ending March 31, 2003, 220,000 options were exercised for gross proceeds of $25,603. The options were exercised outside the United States and the common shares issuable upon exercise of such options were issued to persons outside the United States in reliance upon the exclusion from registration available under Regulation S promulgated under the Securities Act of 1933, as amended.

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

          *10.45(13) Employment Agreement between the Corporation and Ron Jasper dated October 10, 1997

          *10,46(13) Amendment to Employment Agreement between the Corporation and Ron Jasper dated July 9, 2002

          *10.47(13) Employment Agreement between the Corporation and Bill Tam dated July 9, 2002

          *10.48(13) Employment Agreement between the Corporation and George Reznik dated July 9, 2002

          99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statement

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

Date: May 14, 2003

                                          INFOWAVE SOFTWARE, INC.


                                          /s/ George Reznik
                                          ------------------------------------
                                          George Reznik
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

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

Date: May 14, 2003              /s/ George Reznik
     ----------------------     ------------------------------------
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

Date: May 14, 2003                 /s/ Bill Tam
     ----------------------        ---------------------------------------------
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

Date: May 14, 2003                /s/ Sal Visca
     ----------------------       ----------------------------------------------
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

Date: May 14, 2003                 /s/ Jim McIntosh
     ----------------------        ---------------------------------------------
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


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I George Reznik, Chief Financial Officer and a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

                                                /s/ George Reznik
                                                --------------------------------
                                                George Reznik
                                                Chief Financial Officer,
                                                Office of the President
                                                (Principal Financial and
                                                Accounting Officer and Principal
                                                Executive Officer)
                                                May 14, 2003

           CERTIFICATION OF BILL TAM AS A MEMBER OF THE CORPORATION'S
                       OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bill Tam, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Bill Tam
                                                --------------------------------
                                                Bill Tam
                                                Office of the President
                                                (Principal Executive Officer)
                                                May 14, 2003

           CERTIFICATION OF SAL VISCA AS A MEMBER OF THE CORPORATION'S
                       OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Sal Visca, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Sal Visca
                                                --------------------------------
                                                Sal Visca
                                                Office of the President
                                                (Principal Executive Officer)
                                                May 14, 2003

         CERTIFICATION OF JIM MCINTOSH AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim McIntosh, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Jim McIntosh
                                                --------------------------------
                                                Jim McIntosh
                                                Office of the President
                                                (Principal Executive Officer)
                                                May 14, 2003