Form 10-Q
period 2003-06-30
INFOWAVE SOFTWARE INC
filed 2003-08-14
CIK 1074564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003


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

              Common shares outstanding at August 14, 2003: 141,791,410

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                    For the Three Months Ended March 31, 2003

Part I.    Financial Information

Item 1.    Financial Statements
           a) Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002..............................1
           b) Consolidated Statements of Operations and Deficit
              For the three and six months ended
              June 30, 2003 and 2002...........................................2
           c) Condensed Consolidated Statements of Cash Flows
              For the three and six months ended
              June 30, 2003 and 2002...........................................3
           d) Notes to Consolidated Financial Statements.......................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........14
Item 4.    Controls and Procedures............................................15

Part II.   Other Information

Item 1.    Legal Proceedings..................................................15
Item 2.    Changes in Securities and Use of Proceeds..........................15
Item 3.    Defaults upon Senior Securities....................................16
Item 4.    Submission of Matters to a Vote of Security Holders................16
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................19

Part III.  Signatures and Certifications

Part I. Financial Information

Item 1  Financial Statements

                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

============================================================================================================
                                                                        June 30, 2003       Dec. 31, 2002
                                                                          (unaudited)
------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
        Cash and cash equivalents                                            $1,529,924         $2,755,929
        Short term investments                                                  363,353            355,614
        Accounts receivable                                                     521,799            394,712
        Finished goods inventory                                                  1,113                951
        Prepaid expenses                                                         57,374            135,402
------------------------------------------------------------------------------------------------------------
                                                                              2,473,563          3,642,608

Capital assets                                                                  476,724            490,783

Other assets                                                                    393,649             25,366
------------------------------------------------------------------------------------------------------------

                                                                             $3,343,936         $4,158,757
============================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities:
        Accounts payable and accrued liabilities                             $1,121,204           $463,096
        Deferred revenue                                                        322,312            364,847
------------------------------------------------------------------------------------------------------------
                                                                              1,443,516            827,943
Shareholders' equity
        Share capital
            Authorized: unlimited voting common shares
            Issued:  66,659,578 (December 31, 2002: 66,439,578)              56,564,963         56,539,360
        Additional paid-in capital                                               15,941             15,941
        Other equity instruments                                              1,613,096          1,613,096
        Deficit                                                            (56,217,572)       (54,342,142)
        Cumulative translation account                                         (76,008)
                                                                                                 (495,441)
------------------------------------------------------------------------------------------------------------
                                                                              1,900,420          3,330,814
------------------------------------------------------------------------------------------------------------

                                                                             $3,343,936         $4,158,757
============================================================================================================

See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)


                                                        Three months  ended                 Six months ended
                                                 June 30, 2003     June 30, 2002    June 30, 2003     June 30, 2002
                                                   (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Sales                                                 $505,397          $517,977         $917,253          $843,238

Cost of goods sold                                      61,855           111,574          118,694           148,741
---------------------------------------------------------------------------------------------------------------------
                                                       443,542           406,403          798,559           694,497
Expenses:
         Research and Development                      466,252           815,492          956,055         1,717,471
         Sales and Marketing                           380,455         1,179,481          736,729         2,803,705
         General and Administrative                    372,901           592,640          690,688         1,308,633
         Restructuring                                       -         1,415,380                -         1,415,380
         Depreciation and Amortization                  99,972           461,664          208,282           944,068
---------------------------------------------------------------------------------------------------------------------
                                                     1,319,580         4,464,657        2,591,754         8,189,257

---------------------------------------------------------------------------------------------------------------------
Loss from Operations                                   876,038         4,058,254        1,793,195         7,494,760

Other expenses (income):
         Interest and other income                    (11,987)           (9,650)         (26,774)          (37,495)
         Foreign exchange                               55,919           185,910          109,009           153,274

---------------------------------------------------------------------------------------------------------------------
Net loss for the period                                919,970         4,234,514        1,875,430         7,610,539

Deficit, beginning of period                        55,297,602        48,002,102       54,342,142        44,626,077
---------------------------------------------------------------------------------------------------------------------
Deficit, end of period                             $56,217,572       $52,236,616      $56,217,572       $52,236,616
---------------------------------------------------------------------------------------------------------------------

Net loss per share                                       $0.01             $0.07            $0.03             $0.16
---------------------------------------------------------------------------------------------------------------------

   Weighted average number of shares outstanding    66,659,578        57,686,701       66,643,777        46,920,880


See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                 Six months ended
                                                      June 30, 2003     June 30, 2002    June 30, 2003     June 30, 2002
                                                        (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

Net cash used in operations                                ($523,609)     ($3,190,436)      ($1,137,748)     ($5,411,749)

Cash flows from investing activities:
      Change in short term investments                              -            7,953             1,326           12,565
      Purchase of capital assets                            (385,103)         (13,142)         (466,991)         (93,866)
--------------------------------------------------------------------------------------------------------------------------
                                                            (385,103)          (5,189)         (465,665)         (81,301)
Cash flows from financing activities:
      Issuance of shares and warrants for cash,
      net of issue costs                                            -            2,576            25,603           72,561

Foreign exchange gain (loss) on cash and cash
equivalents held in a foreign currency                        173,950          221,239           351,805          198,293
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
                                                            (734,762)      (2,971,810)       (1,226,005)      (5,222,196)

Cash and cash equivalents, beginning of period
                                                            2,264,686        6,837,344         2,755,929        9,087,730
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $1,529,924       $3,865,534        $1,529,924       $3,685,534
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


1.   Basis of presentation

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2003 and for all periods presented, have been included. Interim results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any interim period.

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

2.   Continuing Operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three-month and six-month periods ended June 30, 2003 and in prior periods. To date, the Company has financed its continuing operations through the issuance of common shares and special warrants, and more recently from a credit facility provided by the Company's former Chief Executive Officer. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

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

4.   Shareholders' equity

     Authorized:

     Unlimited voting common shares without par value

(a)  Issued:

     ===========================================================================
                                                   Number
                                                of shares               Amount
     ---------------------------------------------------------------------------

     Outstanding, March 31, 2003               66,659,578       $   56,564,963

     ---------------------------------------------------------------------------

     Outstanding, June 30,2003                 66,659,578       $    56,564,963
     ---------------------------------------------------------------------------

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

     A summary of the status of the Company's stock option plan as of June 30, 2003 and December 31, 2002, and changes during the periods ended on those dates is presented below:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


        ====================================================================================
                                               June 30, 2003         December 31, 2002
                                               ---------------       -------------------
                                                      Weighted                Weighted
                                                       average                 average
                                                      exercise                exercise
                                           Shares        price     Shares        price
        ------------------------------------------------------------------------------------
                                                    US$ / Cdn$              US$ / Cdn$

         Outstanding, beginning of year 4,795,333   $1.92/2.82  6,416,689  $3.88 / 6.18
         Granted                        1,055,000   0.15 / 0.22  3,350,400  0.17 / 0.26
         Exercised                              -            -   (193,086)  0.23 / 0.35
         Cancelled                       (253,000) 0.43 / 0.64 (4,318,820)  3.84 / 5.99
        ------------------------------------------------------------------------------------

         Outstanding, end of quarter    5,597,333 $1.63 / 2.44  5,255,183  $1.78 / 2.77
        ====================================================================================


(c) As at June 30, 2003, the Company had 5,597,333 (December 31, 2002 - 5,255,183) stock options outstanding with exercise prices ranging from Cdn $0.15 to Cdn $64.50 and 29,343,761 (December 31, 2002 - 29,343,761)
     warrants outstanding with exercise prices ranging from Cdn $0.24 to Cdn $1.10. As at June 30, 2003, 3,189,461 (December 31, 2002 - 2,077,298) stock options were exercisable. Of these instruments, 2,276,836 options and 29,343,761 warrants were not included in the diluted per share calculations for the three months ended June 30, 2003 as their exercise prices were greater than or equal to the average market value of the underlying shares during the respective period.

(d) Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the three months ended June 30, 2003. Had the Company determined compensation expense for option grants made to employees after December 31, 2001 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:

     ===========================================================================
                                               Three months     Six months
                                                      ended          ended

                                                  30-Jun-03      30-Jun-03
     ---------------------------------------------------------------------------
     Net loss - as reported                        $919,970     $1,875,430
     Net loss - pro forma                          $989,344     $1,986,622
     Net loss per share - as reported                 $0.01          $0.03
     Net loss per share - pro forma                   $0.01          $0.03
     ===========================================================================

     The weighted average estimated fair value at the date of grant for options granted during the three months ended June 30, 2003 was $0.09 per share.

     The fair value of each option  granted was  estimated  on the date of grant
     using  the   Black-Scholes   option   pricing   model  with  the  following
     assumptions:

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


     ===========================================================================
                                                           Three months ended
                                                               June  30, 2003
     ---------------------------------------------------------------------------
       Risk-free interest rate                                          3.20%
       Dividend yield                                                   -
       Volatility factor
                                                                         123%
       Weighted average expected life of the options                  5 years
     ===========================================================================

For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period.

5.   Comparative Figures

     Certain prior period comparatives have been reclassified to confirm to the current period presentation.

6.   Subsequent Events

     On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). HiddenMind offers a mobile application platform that enables companies to extend existing date and applications to mobile devices. Under the terms of the Acquisition Agreement dated July 4, 2003, the Company acquired such business and assets in consideration for US$2,031,105. The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units ("Units") of the Company at a deemed price of Cdn.$0.19 per Unit. Each Unit consists of one common share and one half of one warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase an additional common share of the Company at an exercise price of Cdn.$0.19 until July 4,2005. The transaction will be accounted for under the purchase method of accounting.

     On July 4, 2003, the Company issued 29,473,684 units at a price of CDN$0.1425 per unit for gross proceeds of $3,000,000 to Gerald Trooien, the majority shareholder of HiddenMind. Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.19 per common share. The common shares and warrants comprising the units are subject to a four month hold period.

     On July 4, 2003 and July 14, 2003, the Company issued 22,785,805 units and 6,856,232 respectively for a total of 29,642,037 at a price of CDN$0.16125 per unit for gross proceeds of $3,566,999 (CDN$4,779,778). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.215 per common share. The common shares and warrants comprising the units are subject to a four month hold period. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 2,964,203 warrants (the "Agents' Warrants"). Each Agents' Warrant entitles the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of CDN$0.215 per common share. In addition, the Company issued 300,000 units to the agent as a corporate finance fee.

7.   United States generally accepted accounting principles

     These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended June 30, 2003. The following are the material measurement differences from GAAP in the United States as they relate to the Company's June 30, 2003 financial statements:

(a)  Net loss and net loss per share:

=========================================================================================================
                                                          Three months ended          Six months ended
                                                          June 30,  June 30,       June 30,    June 30,
                                                              2003      2002          2003         2002
                                                       (unaudited)  (unaudited)   (unaudited)  (unaudited)
---------------------------------------------------------------------------------------------------------
Loss from continuing operations in accordance with
Canadian GAAP                                            $919,970   $4,234,514    $1,875,430   $7,610,539
Adjustment for stock-based compensation relating to
stock options issued to non-employees                           -            -             -            -
---------------------------------------------------------------------------------------------------------
Net loss in accordance with United States GAAP           $919,970   $4,234,514    $1,875,430   $7,610,539
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding in
accordance with Canadian and United States GAAP        66,659,578   57,686,701    66,643,777   46,920,880
=========================================================================================================

---------------------------------------------------------------------------------------------------------
      Net loss per share in accordance with US GAAP         $0.01        $0.07         $0.03        $0.16
=========================================================================================================

=========================================================================================================
Comprehensive loss:
      Net loss in accordance with United
          States GAAP                                    $919,970   $4,234,514    $1,875,430   $7,610,539
      Other comprehensive loss (income):
            Foreign currency translation adjustment     (205,750)    (326,551)     (419,433)    (296,980)
---------------------------------------------------------------------------------------------------------
                                                         $714,220   $3,907,963    $1,455,997   $7,313,559
=========================================================================================================

                             INFOWAVE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                   (Dollar amounts expressed in U.S. dollars)
                                   (Unaudited)


(b)  Balance sheet:


===========================================================================================================
                                                                        March 30, 2003        Dec 31, 2002
                                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------
Total Assets
Total assets in accordance with Canadian GAAP, which is
     equivalent to total assets in accordance with United
     States GAAP                                                            $3,343,936          $4,158,757
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Share capital in accordance with Canadian GAAP                             $56,564,963         $56,539,360
     Foreign exchange effect on conversion of 1998 and prior
         share capital transactions                                            543,269             543,269
     Additional paid in capital relating to stock options issued
         to non-employees                                                      520,999             520,999
     Additional paid in capital related to escrow shares                       107,077             107,077
-----------------------------------------------------------------------------------------------------------
Share capital in accordance with United States GAAP                         57,736,308          57,710,705
-----------------------------------------------------------------------------------------------------------
Additional paid-in-capital in accordance with Canadian and
United States GAAP                                                              15,941              15,941
-----------------------------------------------------------------------------------------------------------

Other equity instruments in accordance with Canadian and  United
States GAAP                                                                  1,613,096          1,613,096
-----------------------------------------------------------------------------------------------------------

Deficit in accordance with Canadian GAAP                                  (56,217,572)       (54,342,142)
     Foreign exchange effect on conversion of 1998 and prior
         income statements                                                   (189,240)          (189,240)
     Cumulative effect of stock based compensation relating
         to stock options issued to non-employees                            (519,411)          (519,411)
     Cumulative effect of stock based compensation relating
         to escrow shares                                                    (101,474)          (101,474)
     Adjustment for impairment of long lived assets to fair value                    -          (422,762)
-----------------------------------------------------------------------------------------------------------
Deficit in accordance with United States GAAP                             (57,027,697)       (55,575,029)
-----------------------------------------------------------------------------------------------------------

Cumulative translation account in accordance with Canadian GAAP               (76,008)          (495,441)
     Foreign exchange effect on conversion of 1998 and prior
         financial statements                                                (341,140)          (341,140)
     Cumulative foreign exchange effect of US GAAP
         adjustments                                                          (20,080)           (20,080)
-----------------------------------------------------------------------------------------------------------
Cumulative translation account in accordance with United
     States GAAP                                                             (437,228)          (856,661)
-----------------------------------------------------------------------------------------------------------
Shareholders' equity in accordance with United States GAAP                  $1,900,420         $2,908,052
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

The Company recognizes revenue on the percentage-of-completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could materially impact these estimates. No new software development contracts have been signed in the three months ended June 30, 2003.

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

The Company provides a complete range of wireless solutions for corporate users, ranging from the individual email service of Symmetry Pro, to workgroups and enterprises served by Symmetry Pro Workgroup and Symmetry Pro Enterprise editions. The Company also offers the Wireless Business Engine(TM), a wireless platform for large corporations that provides access to email and collaboration tools, corporate intranets, the Internet, Web-enabled applications and legacy and client/server applications from a wide range of wireless devices such as handheld computers, laptops, PDAs and emerging integrated phone devices.

The Company announced in April of 2003 a strategic partnership with Symbian in developing and marketing solutions for mobile network operators and corporate customers globally based on Infowave's Symmetry suite of wireless solutions.

The Company announced in May of 2003 a partnership with Dell in marketing Infowave's Wireless Business Engine solution with Dell's GPRS wireless access offerings to the U.K. business market.

The Company announced in June of 2003 that it would cooperate with T-Mobile on the launch of T-Mobile's new Instant E-mail service, a wireless e-mail service for smartphone devices powered by Infowave's Symmetry suite of mobile messaging solutions, to the UK market.

The Company announced in July of 2003 that it had entered into an acquisition agreement to acquire substantially all of the business and assets of HiddenMind Technology, LLC ("HiddenMind"), a wireless software company based in Cary, North Carolina, USA. HiddenMind offers a mobile application platform that enables companies to extend existing data and applications to mobile devices. Under the terms of the acquisition agreement, the Company would acquire substantially all of the business and assets of HiddenMind and in consideration will issue to HiddenMind 14,966,034 units of Infowave at a deemed price of CDN$0.19 per unit. Each unit would consist of one Infowave common share and a one half of a warrant. Each whole warrant would entitle the holder to purchase an additional Infowave common share at a price of CDN$0.19 for a period of two years.

The Company entered into a subscription agreement in July of 2003 with Jerry Trooien under which Trooien has agreed to subscribe for 29,473,684 units of Infowave at a price of CDN $0.1425 per unit for aggregate subscription proceeds to Infowave of US$3.0 million. Mr. Trooien is the controlling member of HiddenMind. Each unit would consist of one Infowave common share and a one half of a warrant. Each whole warrant would entitle the holder to purchase an additional Infowave common share at a price of CDN$0.19 for a period of two years.

The Company announced in July of 2003 that the Company entered into an agreement with two agents (collectively the "Agents") for a private placement offering of Units at a price of CDN$0.16125 per Unit for gross subscription proceeds of up to CDN$4.8 million (approximately US$3.6 million). A Unit consists of one common share and one half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share for a period of two years from the closing date at a price of CDN$0.215 per common share (the "Warrants"). The use of proceeds is for general working capital purposes and for incremental investment in sales, marketing and product development to support execution of the Company's business plan, with a focus upon the Company's telecommunications carrier wireless software products and services.

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

Second quarter 2003 compared to first quarter of 2003 and to second quarter of 2002.

Revenues for the second quarter of 2003 were $505,397 representing an increase of 23% from $411,856 in the first quarter of 2003 and a decrease of 2.4% from $517,977 in the second quarter of 2002.

Revenue mix for the three months ended June 30, 2003 was attributable to 55% from software license fees, 20% from maintenance and support fees, and 25% from technical service fees. This compares to 25% and 71% from software license fees, 23% and 18% from maintenance and support fees, and 52% and 11% from technical service fees for the three month periods ended March 31, 2003 and June 30, 2002, respectively. The increase in license revenue was due to the sale of greater volume of software licenses in the quarter.

Gross margins for the second quarter of 2003 were 88%, compared to 86% in the previous quarter ended March 31, 2003 and 78% in the quarter ended June 30, 2002.

Total expenses for the second quarter ended June 30, 2003 were $1,319,580 which increased 4% from $1,272,174 in the previous quarter and decreased 70% from $4,464,657 in the second quarter of 2002. This decrease over the three-month period ended June 30, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Operating expenses (excluding amortization) were $1,219,608 for the second quarter 2003, representing a 5% increase from $1,163,864 in the first quarter of 2003 and a 70% decrease from $4,002,993 in the second quarter of 2002. This decrease over the three month period ended June 30, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Total research and development ("R&D") expenses for the second quarter of 2003 totaled $466,252 representing an decrease of 5% from the prior quarter total of $489,803 and 43% decrease from $815,492 in the second quarter of 2002. The Company believes that its investment in R&D is sufficient to support its current product line. Approximately 50% of the Company's total headcount remains in R&D. This decrease over the three-month period ended June, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Sales & marketing expenses for the quarter ended June 30, 2003 were $380,455 compared to $356,274 in the first quarter of 2003 and $1,179,481 in the second quarter of 2002. The increase of 7% from the previous quarter was due to an increase in headcount. This decrease over the three-month period ended June 30, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

General and administrative ("G&A") expenses of $372,901 increased by 17% from expenses of $317,787 in the prior quarter and decreased by 37% from expenses of $592,640 in the comparable period in 2002. The increase over the prior quarter was due to increased costs incurred relating to the corporate finance activities of the Company during the quarter. The decrease over the three-month period ended June 30, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Amortization expense totaled $99,972 in the quarter ended June 30, 2003 which is 8% lower than amortization expense of $108,310 in the prior quarter and 78% lower than $461,664 in the second quarter of 2002. This decrease over the three month ended June 30, 2002 is attributable to the restructuring initiatives performed by the Company during the year ended December 31, 2002.

Foreign exchange loss was $55,919 for the second quarter of 2003, compared to a loss of $53,090 in the prior quarter and a loss of $185,910 in the second quarter of 2002. The changes are due to fluctuations in the foreign exchange rate between the Canadian and US Dollar. The Canadian dollar strengthened approximately 6% against the US dollar during the quarter that impacted the Company's results as significant portions of the Company's monetary balances are in US denomination.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Total revenues for the six months ended June 30, 2003 were $917,253, which represented a 9% increase over revenues of $843,238 from the comparable period in 2002. The revenue breakdown for the six-month period ending June 30, 2002 comprised of 67% in license fees, 22% in support and maintenance and 11% in technical service fees. Gross margins were 87% for the current period compared to 82% in the six months ended June 30, 2002 due to a write-down of obsolete inventory in the second quarter of 2002.

Total operating expenses for the six months ended June 30, 2003 was $2,591,754 versus $8,189,257 for the same period in 2002. R&D expenses decreased by 44% from $1,717,471 in the 2002 period to $956,055 in 2003 due to a lower headcount and reduced usage of contractors. Sales and marketing expenses of $736,729 decreased by 74% from $2,803,705, largely attributed to headcount reductions and conservative spending in marketing programs, advertising and public relations campaigns. G&A costs decreased by 47% from $1,308,633 to $690,688 largely due to a smaller operating structure and reduced overhead.

Amortization expense decreased from $944,068 in the first six months of 2003 to $208,282 in the same period of 2002. The decrease of 78% is due to the amortization of significant reduction of capital asset base in 2002 due to restructuring. These additions in the prior year consisted primarily of purchases of computer equipment and software.

Interest & other income for the six months ended June 30, 2003 was $26,774, compared to $37,495 in the comparable period in 2002.

Foreign exchange loss decreased from $153,274 at the end of June 30, 2002 to $109,009 at the end of June 30, 2003. The fluctuation is due to the movement in the price of the US dollar as it weakened against the Canadian dollar.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at June 30, 2003 totaled $1,893,277. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation and $350,000 being held as allocated funds for potential severance as related to previously initiated business restructuring during the prior year.

The Company had total working capital of $1,030,047 at June 30, 2003, compared to $2,814,665 at December 31, 2002 and $3,626,364 at June 30, 2002.

Capital assets decreased from $490,783 at December 31, 2002 to $476,724 at June 30, 2003.

As at June 30, 2003, the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, a convertible loan agreement and proceeds from financing. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with HP, provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company could draw down amounts under the loan up to a maximum of the lesser of $2.0 million or the adjusted net working capital of the Company. Until December 31, 2002, the Company could draw down amounts not to exceed $2.0 million or 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP loan, the Company may draw down amounts not to exceed the lesser of $2.0 million or the Company's adjusted net working capital (as described in the loan agreement). The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At June 30, 2003, no amounts were outstanding on the operating line or the convertible loan.

In July of 2003, the Company entered into an acquisition agreement to acquire substantially all of the business and assets of HiddenMind Technology, LLC ("HiddenMind"), a wireless software company based in Cary, North Carolina, USA. HiddenMind offers a mobile application platform that enables companies to extend existing data and applications to mobile devices. Under the terms of the acquisition agreement, the Company acquired substantially all of the business and assets of HiddenMind and in consideration will issue to HiddenMind 14,966,034 units of Infowave at a deemed price of CDN$0.19 per unit. Each unit consists of one Infowave common share and a one half of a warrant. Each whole warrant entitles the holder to purchase an additional Infowave common share at a price of CDN$0.19 for a period of two years.

In July of 2003, the Company entered into a subscription agreement with Jerry Trooien under which Trooien has subscribed for 29,473,684 units of Infowave at a price of CDN $0.1425 per unit for aggregate subscription proceeds to Infowave of US$3.0 million. Mr. Trooien is the controlling member of HiddenMind. Each unit consists of one Infowave common share and a one half of a warrant. Each whole warrant entitles the holder to purchase an additional Infowave common share at a price of CDN$0.19 for a period of two years. All expenditures related to the acquisition have been capitalized (see Consolidated Balance Sheets June 30, 2003 and December 31, 2002).

In July of 2003, the Company entered into an agreement with two agents (collectively the "Agents") for a private placement offering of Units at a price of CDN$0.16125 per Unit for gross subscription proceeds of up to CDN$4.8 million (approximately US$3.6 million). Each Unit consists of one common share and one half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share for a period of two years from the closing date at a price of CDN$0.215 per common share (the "Warrants"). The use of proceeds is for general working capital purposes and for incremental investment in sales, marketing and product development to support execution of the Company's business plan, with a focus upon the Company's telecommunications carrier wireless software products and services.

The Company believes that the total amount of cash, cash equivalents and short-term investments from the above capitalization initiatives will be sufficient to ensure that the Company remains funded through the majority of 2004. Thereafter, the Company may need to raise additional capital for working capital or expenses. The Company may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. There can be no assurance that additional financing will be available on terms favorable to the Company or its shareholders, or on any terms at all. The inability to obtain such financing would have a material adverse impact on the Corporation's operations. To the extent that such financing is available, it may result in substantial dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of June 30, 2003, the Company has not engaged in derivative hedging activities on foreign currency transactions and/or balances. Although realized foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Office of the President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Office of the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b)  Changes in internal controls

During the fiscal quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     a) On July 4, 2003, the Company issued 29,473,684 units at a price of CDN$0.1425 per unit for gross proceeds of $3,000,000 to Gerald Trooien, the majority shareholder of HiddenMind. Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.19 per common share. The common shares and warrants comprising the units are subject to a four month hold period.

     b) On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). HiddenMind offers a mobile application platform that enables companies to extend existing date and applications to mobile devices. Under the terms of the Acquisition Agreement dated July 4, 2003, the Company acquired such business and assets in consideration for US$2,031,105. The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units ("Units") of the Company at a deemed price of Cdn.$0.19 per Unit. Each Unit consists of one common share and one half of one warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase an additional common share of the Company at an exercise price of Cdn.$0.19 until July 4,2005. The transaction will be accounted for under the purchase method of accounting.

     c) On July 4, 2003 and July 14, 2003, the Company issued 22,785,882 units and 6,856,232 respectively for a total of 29,642,114 at a price of CDN$0.16125 per unit for gross proceeds of $3,567,007 (CDN$4,779,790). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.215 per common share. The common shares and warrants comprising the units are subject to a four month hold period. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 2,964,203 warrants (the "Agents' Warrants"). Each Agents' Warrant entitle the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of CDN$0.215 per common share. In addition, the Company issued 300,000 units to the agent as a corporate finance fee.

The sales and issuances of the shares and warrants described in Item 2(a) and 2(b) were exempt from Securities Act registration pursuant to Rule 506 under Regulation D under the Securities Act, as all investors were "accredited investors", as such term in defined in Rule 501(a) of Regulation D. The sales and issuances of the securities described in Item 2(c) were excluded from Securities Act registration pursuant to Rule 903(b)(1) of Regulation S under the Securities Act. The Company was a "foreign issuer", as such term is defined in Regulation S, and it issued such securities outside the United States and not for the account or benefit of any "U.S. Person", as such term is defined in Regulation S.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on June 30, 2003, where the shareholders:

     (i)  appointed   KPMG  LLP,   Chartered   Accountants,   as  the  Company's
          independent auditors for the ensuing year and authorized the Company's board of directors to fix the remuneration for such auditors;

    (ii) approved setting the size of the Company's board of directors at six, subject to increase as may be permitted under the Company Act (British Columbia);
   (iii) approved the special resolution authorizing the continuance of the Company from British Columbia to the federal jurisdiction of Canada;
    (iv) elected Thomas Koll, Jim McIntosh, Lew Turnquist, Stephen Wu, Jerry Meerkatz and Jean-Francoise Heitz as directors of the Company;
     (v) the ordinary resolution to approve the purchase of substantially all of the assets of Hiddenmind Technology LLC;
    (vi) the ordinary resolution to approve the brokered private placement of US$3,00,000 of units to Gerald Trooien at a price of CDN$0.1425 per unit;
   (vii) the ordinary resolution to approve the brokered private placement of up to CDN$5,600,000 of units at a price of CDN$0.16125 per unit;
  (viii) the ordinary resolution to confirm and approve the stock option component of the stock option and stock bonus plan of the company;
    (ix) the ordinary resolution to confirm the stock bonus component of the stock option and stock bonus plan of the company;
     (x)  to transact such other business as may properly com before the meeting

          The shareholders voted in the following manner:

          PROPOSAL 1: To appoint KPMG LLP, Chartered Accountants, as the Company's independent auditors for the ensuing year and authorized the Company's board of directors to fix the remuneration for such auditors. There were 15,605,190 votes cast for the proposal, 201,700 against with 18,125 votes withheld and 400 abstained votes and 0 broker non-votes.

          PROPOSAL 2: To approve setting the size of the Company's board of directors at six, subject to increase as may be permitted under the Company Act (British Columbia). There were 15,690,885 votes cast for the proposal, 133,130 votes cast against with 1,400 abstained votes and 0 broker non-votes.

          PROPOSAL 3: To approve the special resolution authorizing the continuance of the Company from British Columbia to the federal jurisdiction of Canada. There were 12,161,274 votes cast for the proposal, 231,650 votes cast against with 1,600 abstained votes and 3,430,891 broker non-votes.

          PROPOSAL 4: To elect the following individuals to the Company's board of directors:

      Name                   Votes For       Votes Withheld    Abstained Votes   Broker non-votes
      Thomas Koll            14,781,100      44,315            0                 0

      Jim McIntosh           15,763,575      61,840            0                 0

      Lew Turnquist          15,789,550      35,865            0                 0

      Stephen Wu             15,789,830      35,585            0                 0

      Jerry Meerkatz         15,789,930      35,485            0                 0

      Jean-Francois Heitz    15,772,515      52,900            0                 0

          PROPOSAL 5: The ordinary resolution to approve the purchase of substantially all of the assets of Hiddenmind Technology LLC. There were 12,271,411 votes cast for the proposal, 121,305 votes cast against with 1,800 abstained votes and 3,430,899 broker non-votes.

          PROPOSAL 6: The ordinary resolution to approve the brokered private placement of US$3,00,000 of units to Gerald Trooien at a price of CDN$0.1425 per unit. There were 10,999,806 votes cast for the proposal, 1,393,610 votes cast against with 1,100 abstained votes and 3,430,899 broker non-votes.

          PROPOSAL 7: The ordinary resolution to approve the brokered private placement of up to CDN$5,600,000 of units at a price of CDN$0.16125 per unit. There were 11,075,121 votes cast for the proposal, 1,318,495 votes cast against with 900 abstained votes and 3,430,899 broker non-votes.

          PROPOSAL 8: The ordinary resolution to confirm and approve the stock option component of the stock option and stock bonus plan of the company. There were 11,98,064 votes cast for the proposal, 595,752 votes cast against with 700 abstained votes and 3,430,899 broker non-votes.

          PROPOSAL 9: The ordinary resolution to confirm the stock bonus component of the stock option and stock bonus plan of the company. There were 11,761,244 votes cast for the proposal, 632,572 votes cast against with 700 abstained votes and 3,430,899 broker non-votes.

          PROPOSAL 10: To transact such other business as may properly come before the meeting. There were 15,678,280 votes cast for the proposal, 138,035 votes cast against with 9,100 abstained votes and 0 broker non-votes.


Item 5.   Other Information

          a) On June 18, 2003, Mr. William "Butch" Winters was appointed the Company's Executive Vice President of Enterprise Solutions and member of the Office of the President.

          b) On July 2, 2003, the Company elected of two new members to its board of directors: Jean-Francois Heitz, Deputy Chief Financial Officer at Microsoft and Jerry Meerkatz, former Vice President and General Manager of Enterprise Mobility Solutions at Hewlett Packard Company to its board.

          c) On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). HiddenMind offers a mobile application platform that enables companies to extend existing date and applications to mobile devices. Under the terms of the Acquisition Agreement dated July 4, 2003, the Company acquired such business and assets in consideration for US$2,031,105. The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units ("Units") of the Company at a deemed price of Cdn.$0.19 per Unit. Each Unit consists of one common share and one half of one warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase an additional common share of the Company at an exercise price of Cdn.$0.19 until July 4,2005. The transaction will be accounted for under the purchase method of accounting.

          d) On July 4, 2003, the Company issued 29,473,684 units at a price of CDN$0.1425 per unit for gross proceeds of $3,000,000 to Gerald Trooien, the majority shareholder of HiddenMind. Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.19 per common share. The common shares and warrants comprising the units are subject to a four month hold period.

          e) On July 4, 2003 and July 14, 2003, the Company issued 22,785,805 units and 6,856,232 respectively for a total of 29,642,037 at a price of CDN$0.16125 per unit for gross proceeds of $3,566,999 (CDN$4,779,778). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of CDN$0.215 per common share. The common shares and warrants comprising the units are subject to a four month hold period. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 2,964,203 warrants (the "Agents' Warrants"). Each Agents' Warrant entitles the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of CDN$0.215 per common share. In addition, the Company issued 300,000 units to the agent as a corporate finance fee.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     2.1(1) Asset Purchase Agreement dated September 8, 2000 between the Corporation and Strydent Software Inc.

     2.2 (1) Asset Purchase Agreement with HiddenMind Technology LLC dated May 28, 2003.

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

     *10.45(13) Employment Agreement between the Corporation and Ron Jasper dated October 10, 1997

     *10,46(13) Amendment to Employment Agreement between the Corporation and Ron Jasper dated July 9, 2002

     *10.47(13) Employment Agreement between the Corporation and Bill Tam dated July 9, 2002

     *10.48(13) Employment Agreement between the Corporation and George Reznik dated July 9, 2002

     *10.49 (13) Employment Agreement between the Corporation and William "Butch" Winters dated June 18, 2003.

     31.1 Section 302 Certifications

     32.1 Section 906 Certifications

     99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward- Looking Statement

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

     (b) Reports on Form 8-K

          On May 28, 2003, the Company filed a for 8-K with a press release attached thereto announcing that the Company had entered into an acquisition agreement to acquire substantially all of the business and assets of HiddenMind Technology, LLC ("HiddenMind"), a wireless software company based in Cary, North Carolina, USA. As well, Infowave has entered into a subscription agreement with Jerry Trooien under which Trooien has agreed to subscribe for 29,473,684 units of Infowave at a price of CDN $0.1425 per unit for aggregate subscription proceeds to Infowave of US$3.0 million. Mr. Trooien is the controlling member of HiddenMind. Each unit will consist of one Infowave common share and a one half of a warrant.

          On June 2, 2003, the company filed a form 8-K with a press release attached thereto announcing that the Company has entered into an agreement with two agents for a private placement offering of Units (the "Units") at a price of CDN$0.16125 per Unit for gross subscription proceeds of up to CDN$5,600,000 or approximately US$4,000,000. Each Unit shall consist of one common share and one half of one common share purchase warrant.

Part III.  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2003

                                     INFOWAVE SOFTWARE, INC.


                                     /s/ George Reznik
                                     -------------------------------------------
                                     George Reznik
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)