Form 10-Q
period 2003-08-30
INFOWAVE SOFTWARE INC
filed 2003-11-13
CIK 1074564

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2003

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Transition Period From ______ to ______

                        COMMISSION FILE NUMBER 000-26867

                             INFOWAVE SOFTWARE, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

          BRITISH COLUMBIA, CANADA                   98 0183915
       ----------------------------          ----------------------------
       (State or other jurisdiction               (I.R.S. Employer
            of incorporation)                    Identification No.)

                            200 - 4664 Lougheed Hwy.
                            Burnaby, British Columbia
                                 Canada, V5C 5T5
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                            Telephone (604) 473-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           Yes  [ ]         No  [X]

           Common shares outstanding at November 7, 2003: 148,128,239
                                                          -----------

================================================================================

                             INFOWAVE SOFTWARE, INC.
                             INDEX to the FORM 10-Q
                     For the Three Months September 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           a)    Consolidated Balance Sheets
                 September 30, 2003 and December 31, 2002......................1
           b)    Consolidated Statements of Operations and Deficit
                 For the three and nine months ended
                 September 30, 2003 and 2002...................................2
           c)    Condensed Consolidated Statements of Cash Flows
                 For the three and  nine months ended
                 September 30, 2003 and 2002...................................3
           d)    Notes to Consolidated Financial Statements....................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........15
Item 4.    Controls and Procedures............................................15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................16
Item 2.    Changes in Securities and Use of Proceeds..........................16
Item 3.    Defaults upon Senior Securities....................................18
Item 4.    Submission of Matters to a Vote of Security Holders................18
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................18

PART III.  SIGNATURES AND CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                             INFOWAVE SOFTWARE, INC.
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)


                                                                      September 30, 2003       December 31, 2002
                                                                          (unaudited)
                                                                      ------------------       -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                              $ 6,616,124             $ 2,755,929
   Short term investments                                                     363,544                 355,614
   Accounts receivable                                                        314,560                 394,712
   Finished goods inventory                                                     1,108                     951
   Prepaid expenses                                                           129,750                 135,402
                                                                          -----------             -----------
                                                                            7,425,086               3,642,608

Capital assets                                                                537,837                 490,783
Deferred costs                                                                237,905                      --
Other assets (note 4(a))                                                    2,293,833                  25,366
                                                                          -----------             -----------
                                                                          $10,494,661             $ 4,158,757
                                                                          ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                               $ 1,158,470             $   463,096
   Deferred revenue                                                           299,667                 364,847
                                                                          -----------             -----------
                                                                            1,458,137                 827,943
Shareholders' equity
   Share capital (note 5(a))
      Authorized: unlimited voting common shares
      Issued:  143,590,366 (December 31, 2002: 66,439,578)                 64,685,488              56,539,360
   Additional paid-in capital                                                  15,941                  15,941
   Other equity instruments                                                 2,150,511               1,613,096
   Deficit                                                                (57,723,220)            (54,342,142)
   Cumulative translation account                                             (92,196)               (495,441)
                                                                          -----------             -----------
                                                                            9,036,524               3,330,814
                                                                          -----------             -----------
                                                                          $10,494,661             $ 4,158,757
                                                                          ===========             ===========

Contingency (note 7)
Subsequent Event (note 8)
See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                Consolidated Statements of Operations and Deficit
                           (expressed in U.S. dollars)

                                                          Three months ended                      Nine months ended
                                                    -------------------------------       -------------------------------
                                                    September 30,     September 30,       September 30,     September 30,
                                                         2003             2002                2003              2002
                                                     (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)
                                                    -------------     -------------       -------------     -------------
Sales                                                $   381,395       $   676,415         $ 1,298,648       $ 1,519,653
Cost of goods sold                                        41,535           221,369             160,229           370,110
                                                     -----------       -----------         -----------       -----------
                                                         339,860           455,046           1,138,419         1,149,543
Expenses:
         Research and Development                        623,476           430,822           1,579,531         2,148,293
         Sales and Marketing                             628,728           597,865           1,365,457         3,401,570
         General and Administrative                      436,686           386,442           1,127,374         1,695,075
         Restructuring                                        --                --                  --         1,415,380
         Depreciation and Amortization                   310,813           273,998             519,095         1,218,066
                                                     -----------       -----------         -----------       -----------
                                                       1,999,703         1,689,127           4,591,457         9,878,384
                                                     -----------       -----------         -----------       -----------
Loss from Operations                                   1,659,843         1,234,081           3,453,038         8,728,841
Other expenses (income):
         Interest and other income                       (27,042)          (13,623)            (53,816)          (51,118)
         Foreign exchange                               (127,153)         (150,850)            (18,144)            2,424
                                                     -----------       -----------         -----------       -----------
Net loss for the period                                1,505,648         1,069,608           3,381,078         8,680,147

Deficit, beginning of period                          56,217,572        52,236,616          54,342,142        44,626,077
                                                     -----------       -----------         -----------       -----------
Deficit, end of period                               $57,723,220       $53,306,224         $57,723,220       $53,306,224
                                                     ===========       ===========         ===========       ===========
Net loss per share                                   $      0.01       $      0.02         $      0.04       $      0.17
                                                     ===========       ===========         ===========       ===========
Weighted average number of shares outstanding        137,999,297        57,686,828          90,690,326        50,548,963


See accompanying notes to interim consolidated financial statements

                             INFOWAVE SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)

                                                            Three months ended                 Nine months ended
                                                      -------------------------------    ------------------------------
                                                      September 30,     September 30,    September 30,    September 30,
                                                          2003              2002             2003             2002
                                                       (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                      -------------     -------------    -------------    -------------
Cash flows from operating activities:
    Loss for the quarter                               $(1,505,648)      $(1,069,608)     $(3,381,078)     $(8,680,147)
    Depreciation                                           310,813           273,998          519,095        1,218,066
    Stock based compensation                               158,236                --          158,236               --
    Change in working capital                                 (721)          (92,432)         528,679        1,116,084
                                                       -----------       -----------      -----------      -----------
                                                        (1,037,320)         (888,042)      (2,175,068)      (6,345,997)
Cash flows from investing activities:
    Change in short term investments                        (2,474)          (13,087)          (1,148)            (522)
    Purchase of capital assets                             (25,777)          (12,802)        (492,768)        (106,668)
    Deferred Charges                                      (233,470)               --         (233,470)              --
    Proceeds on disposal of capital assets                      --             4,889               --            4,889
    Purchase of long term investments                           --           (25,604)              --          (25,604)
                                                       -----------       -----------      -----------      -----------
                                                          (261,721)          (46,604)        (727,386)        (127,905)
Cash flows from financing activities:
    Issuance of shares and warrants for cash,
    net of issue costs                                   6,297,201                 3        6,322,804           72,564
Foreign exchange gain (loss) on cash and cash
equivalents held in a foreign currency                      88,040          (136,092)         439,845          108,407
                                                       -----------       -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents         5,086,200        (1,070,735)       3,860,195       (6,292,931)
Cash and cash equivalents, beginning of period           1,529,924         3,865,534        2,755,929        9,087,730
                                                       -----------       -----------      -----------      -----------
Cash and cash equivalents, end of period               $ 6,616,124       $ 2,794,799      $ 6,616,124      $ 2,794,799
                                                       ===========       ===========      ===========      ===========


                                                                Three months ended                 Nine months ended
                                                          -------------------------------    ------------------------------
                                                          September 30,     September 30,    September 30,    September 30,
                                                              2003              2002             2003             2002
                                                           (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                          -------------     -------------    -------------    -------------

Supplementary information:
   Non-cash transactions:
      Shares issued on asset acquisition (note 4(b))        $1,493,690             --           $1,493,690          --
      Warrants issued on asset acquisition (note 4(b))         537,415             --              537,415          --
      Issuance of share bonus (note 5(a))                      158,236             --              158,236          --

See accompanying notes to interim consolidated financial statement

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements under Canadian or United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2003 and for all periods presented, have been included. Interim results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any interim period.


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


2.    CONTINUING OPERATIONS

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during the three-month and nine-month periods ended September 30, 2003 and in prior periods. To date, the Company has financed its continuing operations through the issuance of common shares and special warrants, and from a credit facility provided by the Company's former Chief Executive Officer. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

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


4.    OTHER ASSETS

a)    Other Assets as at September 30, 2003 are as follows:


      Acquired during the quarter from HiddenMind Technology (note 4(b))       $2,462,825
      Investment in Make Technologies                                              29,551
      Less Amortization for the quarter                                          (198,543)
                                                                               ----------
      Balance at September 30, 2003                                            $2,293,833
                                                                               ==========


b) On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). Under the terms of the Asset Purchase Agreement, Infowave acquired substantially all of the assets of HiddenMind in exchange for 14,966,034 units (the "Units"), each unit comprising one common share and one-half of a share purchase warrant (a "Warrant") to be issued to the shareholders of HiddenMind. Each unit has an estimated fair value of $0.14, giving rise to an aggregate purchase price of $2,031,105 based on exchange rates in effect at the date the terms of the arrangement were agreed to and announced, which amount has been allocated based on fair value estimates using the Black-Scholes pricing model as to $1,493,690 to the underlying common shares and $537,415 to the underlying warrants. Each full warrant entitles HiddenMind to purchase one additional common share of Infowave at an exercise price of Cdn$0.19 until the second anniversary of the Closing Date.

      The transaction has been accounted for as a business combination by the purchase method, with Infowave identified as the acquirer. The fair value of the consideration issued has been assigned to the assets acquired based on their fair values, as determined through an independent valuation at the consummation date of the acquisition. Except as indicated in the next sentence, the fair value of the identifiable assets equaled their carrying value. The excess of the fair value of the consideration issued over the identifiable assets acquired has been assigned to intangible assets, as detailed above.

      The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:


                                                              As at July 4, 2003
                                                              ------------------
      Intangible Assets                                           $2,381,105
      Property, Plant and Equipment                                  150,000
                                                                  ----------
      Net Assets Acquired                                         $2,531,105
                                                                  ==========

      Of the $2,381,105 of acquired intangible assets, $2,013,605 was assigned to HiddenMind proprietary software, $292,500 to employee contracts, $50,000 to patents and $25,000 to HiddenMind's customer list. The intangible assets acquired from HiddenMind are being amortized over three years on a straight-line basis. The difference in the value of intangible assets at the date of acquisition and September 30, 2003 is due to foreign exchange.


      Legal and professional fees incurred in relation to the acquisition amounted to $500,000 and were allocated as an addition to the aggregate purchase price of $2,031,105, forming part of the fair value assigned to the assets acquired.

5.    SHAREHOLDERS' EQUITY

Authorized:

Unlimited voting common shares without par value


(a)   Issued:

                                                               Number
                                                              of shares           Amount
                                                             -----------       -----------
      Outstanding, January 1, 2003                            66,439,578       $56,539,360

      Exercise of options                                        730,833            97,223
      Exercise of warrants                                       646,250           112,451
      Exercise of agent warrants                                 466,873            81,238
      Shares issued on the acquisition of HiddenMind          14,966,034         1,493,690
      Shares issued for cash in a private placement with
         the majority shareholder of HiddenMind               29,473,684         2,950,222
      Shares issued for cash in a brokered private
         placement                                            29,942,114         3,253,068
      Share bonus                                                925,000           158,236
                                                             -----------       -----------
      Outstanding, September 30, 2003                        143,590,366       $64,685,488
                                                             ===========       ===========




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

      A summary of the status of the Company's stock option plan as of September 30, 2003 and December 31, 2002, and changes during the periods ended on those dates is presented below:

                                         September 30, 2003       December 31, 2002
                                     ----------------------    --------------------
                                                   Weighted                Weighted
                                                    average                 average
                                                   exercise                exercise
                                                      price                   price
                                        Shares     US$/Cdn$      Shares    US$/Cdn$
                                     ---------   ----------  ----------  ----------
      Outstanding, beginning of QTR  5,597,333   $1.63/2.44   6,416,689  $3.88/6.18
      Granted                        3,922,750    0.15/0.22   3,350,400   0.17/0.26
      Exercised                       (510,833)   0.13/0.19    (193,086)  0.23/0.35
      Cancelled                       (528,200)   0.40/0.60  (4,318,820)  3.84/5.99
                                     ---------   ----------  ----------  ----------
      Outstanding, end of quarter    8,481,050   $1.11/1.66   5,255,183  $1.78/2.77
                                     =========   ==========  ==========  ==========

(c) As at September 30, 2003, the Company had 8,481,050 (December 31, 2002 - 5,255,183) stock options outstanding with exercise prices ranging from Cdn$0.15 to Cdn$64.50 and 68,619,147 (December 31, 2002 - 29,343,761)
      warrants outstanding with exercise prices ranging from Cdn$0.19 to Cdn$1.10. As at September 30, 2003, 2,635,929 (December 31, 2002 -
      2,077,298) stock options were exercisable. Of these instruments, none were included in the diluted per share calculations for the three months ended September 30, 2003 as the Company is in a loss position and the instruments are therefore anti-dilutive.

      Under the intrinsic value method of accounting for stock based compensation applied by the Company, no compensation expense for options issued to its employees during the three months ended September 30, 2003 was recognized. Had the Company determined compensation expense for option grants made to employees after December 31, 2001 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been reported as the pro-forma amounts indicated below:

                                          Three months     Nine months     Three months      Nine months
                                                 ended           ended            ended            ended
                                            30-Sept-03      30-Sept-03       30-Sept-02        30-Sep-02
                                          ------------     -----------     ------------      -----------
      Net loss - as reported                $1,505,648      $3,381,078       $1,069,608       $8,680,147
      Net loss - pro forma                  $1,590,467      $3,577,089       $1,101,660       $8,726,487
      Net loss per share - as reported           $0.01           $0.04            $0.02            $0.17
      Net loss per share - pro forma             $0.01           $0.04            $0.02            $0.17


      The weighted average estimated fair value at the date of grant for options granted during the three months ended September 30, 2003 was $0.10 per share.

      The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              Three months ended
                                                              September 30, 2003
                                                              ------------------
      Risk-free interest rate                                         2.96%
      Dividend yield                                                    --
      Volatility factor                                                 85%
      Weighted average expected life of the options                5 years


For the purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period.

6.    COMPARATIVE FIGURES

Certain prior period comparatives have been reclassified to confirm to the current period presentation.

7.    CONTINGENCY

On September 24, 2003, the Company was made aware that Visto Corporation, a private company based in California, issued a press release on September 23, 2003 stating that it had filed complaints alleging patent infringement against Infowave and against Seven Networks, Inc. in the U.S. District Court for the Eastern District of Texas. According to Visto's press release, it claims that Infowave is violating a patent which "relates to the system and method for synchronizing email." Infowave has been an early developer of wireless data and email solutions since 1993. Infowave provides wireless data including e-mail through its wide product offering which has been implemented with various proprietary and open industry standard technologies and architectures. On October 3, 2003 the Company was served papers regarding this matter. Currently, the Company and its counsel are reviewing the matter as well as Infowave's response. It is not possible for Infowave to comment on the complaint at this time.

8.    SUBSEQUENT EVENT

On September 23, 2003, the Company entered into an agreement to purchase all of the intellectual property assets of Sproqit Technologies, Inc ("Sproqit"), a wireless software company based in Kirkland, Washington. Sproqit offers a mobile application platform that enables users to obtain email and other data via hand held personal digital assistant ("PDA") and smartphone wireless devices running various operating systems. Under the terms of the acquisition agreement, the Company will acquire all of the intellectual property of Sproqit and in consideration will issue to Sproqit 4,038,550 common shares of Infowave stock with an estimated fair value of Cdn$0.30 per share. The common shares will be subject to a four month hold period. Sproqit will have an option for one year to purchase back all of the intellectual property sold to the Company for cash consideration equal to the original purchase price plus a premium of 20%, pursuant to the Option Agreement, dated September 23, 2003 between Infowave and Sproqit. Infowave will license Sproqit's email technology on an exclusive basis in its core markets at preferential royalty rates which will continue in the event that the purchase option is exercised by Sproqit. In the event that the option is not exercised by Sproqit, Infowave will retain ownership with no future royalties payable to Sproqit.

9.    RELATED PARTY TRANSACTIONS

On September 23, 2003, the Company entered into a custom development and services arrangement with Laplink Software Inc., a Washington Corporation owned by Infowave's Chairman of the Board. In the three month period ended September 30, 2003, $55,800 of revenue was recognized related to this agreement.


10.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference should be made to note 15 of the Company's annual financial statements filed with the Securities and Exchange Commission under cover of Form 10-K for a description of material differences between Canadian and United States GAAP. No additional reconciling items have been identified in the period ended September 30, 2003. The following are the material measurement differences from GAAP in the United States as they relate to the Company's September 30, 2003 financial statements:

(a)   Net loss and net loss per share:

                                                                Three months ended                 Nine months ended
                                                          -------------------------------    ------------------------------
                                                          September 30,     September 30,    September 30,    September 30,
                                                              2003              2002             2003             2002
                                                           (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                          -------------     -------------    -------------    -------------
Loss from continuing operations in accordance with
Canadian GAAP                                              $ 1,505,648       $1,069,608       $3,381,078       $8,680,147
Adjustment for stock-based compensation relating to
stock options issued to non-employees                               --               --               --               --
                                                           -----------       ----------       ----------       ----------
Net loss in accordance with United States GAAP             $ 1,505,648       $1,069,608       $3,381,078       $8,680,147
                                                           ===========       ==========       ==========       ==========
Weighted average number of shares outstanding in
accordance with Canadian and United States GAAP            137,999,297       57,686,828       90,690,326       50,548,963
                                                           ===========       ==========       ==========       ==========
      Net loss per share in accordance with US GAAP              $0.01            $0.02            $0.04            $0.17
                                                           ===========       ==========       ==========       ==========
Comprehensive loss:
      Net loss in accordance with United
          States GAAP                                      $ 1,505,648       $1,069,608       $3,381,078       $8,680,147
      Other comprehensive loss (income):
            Foreign currency translation adjustment             16,188         (162,069)        (403,245)        (134,192)
                                                           -----------       ----------       ----------       ----------
                                                           $ 1,521,836       $  907,539       $2,977,833       $8,545,955
                                                           ===========       ==========       ==========       ==========

(b)   Balance sheet:

                                                                           September 30,         December 31,
                                                                               2003                  2002
                                                                            (unaudited)
                                                                           ------------          ------------
TOTAL ASSETS
Total assets in accordance with Canadian GAAP, which is
     equivalent to total assets in accordance with United
     States GAAP                                                           $ 10,494,661          $  4,158,757
                                                                           ============          ============
SHAREHOLDERS' EQUITY
Share capital in accordance with Canadian GAAP                              $64,685,488          $ 56,539,360
     Foreign exchange effect on conversion of 1998 and prior
         share capital transactions                                             543,269               543,269
     Additional paid in capital relating to stock options issued
         to non-employees                                                       520,999               520,999
     Additional paid in capital related to escrow shares                        107,077               107,077
                                                                           ------------          ------------
Share capital in accordance with United States GAAP                          65,856,833            57,710,705
                                                                           ------------          ------------
Additional paid-in-capital in accordance with Canadian and United
States GAAP                                                                      15,941                15,941
                                                                           ------------          ------------
Other equity instruments in accordance with Canadian and United
States GAAP                                                                   2,150,511             1,613,096
                                                                           ------------          ------------
Deficit in accordance with Canadian GAAP                                    (57,723,220)          (54,342,142)
     Foreign exchange effect on conversion of 1998 and prior
         income statements                                                     (189,240)             (189,240)
     Cumulative effect of stock based compensation relating
         to stock options issued to non-employees                              (519,411)             (519,411)
     Cumulative effect of stock based compensation relating
         to escrow shares                                                      (101,474)             (101,474)
     Adjustment for impairment of long lived assets to fair value                    --              (422,762)
                                                                           ------------          ------------
Deficit in accordance with United States GAAP                               (58,533,345)          (55,575,029)
                                                                           ------------          ------------

Cumulative translation account in accordance with Canadian GAAP                 (92,196)             (495,441)
     Foreign exchange effect on conversion of 1998 and prior
         financial statements                                                  (341,140)             (341,140)
     Cumulative foreign exchange effect of US GAAP
         adjustments                                                            (20,080)              (20,080)
                                                                           ------------          ------------
Accumulated other comprehensive income - Cumulative translation
account in accordance with United States GAAP                                  (453,416)             (856,661)
                                                                           ------------          ------------
Shareholders' equity in accordance with United States GAAP                 $  9,036,524          $  2,908,052
                                                                           ============          ============




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

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Corporation nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Corporation is under no duty to update any of its forward-looking statements after the date of this filing. The reader should not place undue reliance on forward-looking statements

Critical Accounting Policies

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

The Company recognizes revenue on the percentage-of-completion basis for software development contracts. The Company assesses the portion of each contract that is completed based upon estimates of time and resources incurred and required for completion of the contract. Various factors, including unforeseen complications in the development and availability of key resources, could materially impact these estimates. A software development contract was entered into between Infowave Software and Laplink (which is currently wholly owned by an Infowave Software director) whereby Infowave would provide customization work to Laplink.

The Company prepares its financial statements in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") and reconciles them to US GAAP. A detailed description of this reconciliation, and assumptions therein, is included in Note 10 to the unaudited interim financial statements.

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

On September 23, 2003, Infowave entered into a development arrangement with Sproqit to further accelerate Infowave's network operator product road map while leveraging Sproqit's application framework for US$350,000. To ensure that Sproqit is adequately financed to provide services outlined in the development agreement, Infowave provided Sproqit with a line of credit in the amount of US$400,000 ("Infowave Loan") which is available during the period which the services will be provided. The line of credit is secured by substantially all of Sproqit's assets. Other than the development engagement with Sproqit, Infowave did not enter into any other partnerships in the three-month period ending September 30, 2003.

The Company is amalgamated under the Company Act (British Columbia). The Company's head office and development facilities are located at The Infowave Building, Suite 200, 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5 (telephone 604.473.3600). The Company's registered office is at Suite 2600, Three Bentall Centre, 595 Burrard Street, PO Box 49314, Vancouver, British Columbia, Canada, V7X 1L3. The Company's wholly owned subsidiary, Infowave USA Inc., is incorporated under the laws of the State of Washington at Suite 500, 3535 Factoria Blvd. SE, Bellevue, Washington, 98006. The Company operates a sales office in London, England at Cardinal Point, Park Road, Rickmansworth, Hertfordshire WD3 1RE 4JS (telephone + 44 (1923) 432 632). The Company also has a master reseller agreement with an agency for Continental Europe located at Dreimuhlenstrasse 27, 80476 Munchen / Munich, Germany (telephone 49 89 767368-94).

Third quarter 2003 compared to second quarter of 2003 and to third quarter of 2002.

Revenues for the third quarter of 2003 were $381,395 representing a decrease of 25% from $505,397 in the second quarter of 2003 and a decrease of 44% from $676,415 in the third quarter of 2002.

Revenue mix for the three months ended September 30, 2003 was attributable to 39% from software license fees, 36% from maintenance and support fees, and 25% from technical service fees. This compares to 55% and 69% from software license fees, 20% and 13% from maintenance and support fees, and 25% and 18% from technical service fees for the three month periods ended June 30, 2003 and September, 2002, respectively. The decrease in license revenue was due to a lower volume of sales as compared to the previous quarter.

Gross margins for the third quarter of 2003 were 89%, compared to 88% in the previous quarter ended June 30, 2003 and 67% in the quarter ended September 30, 2002. The increase in gross margins in the quarter as compared to the quarter ended September 30, 2002 is due to the bundling of complementary third-party products during the period being lower.

Total expenses for the third quarter ended September 30, 2003 were $1,999,703 which increased 52% from $1,319,580 in the previous quarter and increased 18% from $1,689,127 in the third quarter of 2002. This increase over the three-month period ended September 30, 2002 is primarily due to the amortization of intangible assets that were acquired by Infowave Software as part of the Hiddenmind transaction, development work provided by Sproqit and share bonuses paid to senior management.

Operating expenses (excluding amortization) were $1,688,890 for the third quarter 2003, representing a 38% increase from $1,219,608 in the second quarter of 2003 and a 19% increase from $1,415,129 in the third quarter of 2002. This increase over the three-month period ended September 30, 2002 is attributable to the development work provided by Sproqit and share bonuses paid to senior management.


Total research and development ("R&D") expenses for the third quarter of 2003 totaled $623,476 representing an increase of 34% from the prior quarter total of $466,252 and 45% increase from $430,822 in the third quarter of 2002. The Company believes that its investment in R&D is sufficient to support its current product line. Approximately 50% of the Company's total headcount remains in R&D. This increase over the three-month period ended September 30, 2002 is primarily attributable to the development work provided by Sproqit and a non-cash bonus to management.

Sales & marketing expenses for the quarter ended September 30, 2003 were $628,728 compared to $380,455 in the second quarter of 2003 and $597,865 in the third quarter of 2002. The increase of 65% from the previous quarter and 5% over the three-month period ended September 30, 2002 is attributable to an increase in headcount and a non-cash bonus to management.

General and administrative ("G&A") expenses of $436,686 increased by 17% from expenses of $372,901 in the prior quarter and increased by 13% from expenses of $386,442 in the comparable period in 2002. The increase over the prior quarter was due to a non-cash bonus to management.

Amortization expense totaled $310,813 in the quarter ended September 30, 2003 which is 211% higher than amortization expense of $99,972 in the prior quarter and 13% higher than $273,998 in the third quarter of 2002. This increase over the three months ended

September 30, 2002 is attributable to the amortization of intangible assets that were acquired by Infowave Software as part of the Hiddenmind transaction in July 2003.

Foreign exchange gain was $127,153 for the third quarter of 2003, compared to a loss of $55,919 in the prior quarter and a gain of $150,850 in the third quarter of 2002. The changes are due to fluctuations in the foreign exchange rate between the Canadian and US Dollar. The Canadian dollar strengthened approximately 6% against the US dollar during the quarter that impacted the Company's results as significant portions of the Company's monetary balances are in US denomination.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

Total revenues for the nine months ended September 30, 2003 were $1,298,648, which represented a 15% decrease over revenues of $1,519,653 from the comparable period in 2002. The revenue breakdown for the nine-month period ending September 30, 2003 comprised of 59% in license fees, 26% in support and maintenance and 15% in technical service fees. Gross margins were 88% for the current nine-month period compared to 76% in the nine months ended September 30, 2002 due to a write-down of obsolete inventory in the second quarter of 2002 and the bundling of complementary third-party products during the third quarter of 2002. Total operating expenses for the nine months ended September 30, 2003 were $4,591,457 versus $9,878,384 for the same period in 2002. R&D expenses decreased by 26% from $2,148,293 in the 2002 period to $1,579,531 in 2003 due to a lower headcount and reduced usage of contractors. Sales and marketing expenses of $1,365,457 decreased by 60% from $3,401,570, largely attributed to headcount reductions and reduced spending in marketing programs, advertising and public relations campaigns. G&A costs decreased by 33% from $1,695,075 to $1,127,374 largely due to a smaller operating structure and reduced overhead.

Amortization expense decreased from $1,218,066 in the first nine months of 2002 to $519,095 in the same period of 2003. The decrease of 57% is due to the significant reduction of the capital asset base in 2002 due to restructuring in the second quarter of 2002. These additions in the prior year consisted primarily of purchases of computer equipment and software.

Interest & other income for the nine months ended September 30, 2003 was $53,816, compared to $51,118 in the comparable period in 2002.

Foreign exchange increased from a loss of $2,424 for the nine-month period ended September 30, 2002 to a gain of $18,144 for the nine-month period ended September 30, 2003. The fluctuation is due to the movement in the price of the US dollar as the Canadian dollar strengthened.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at September 30, 2003 totaled $6,979,668. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation and $350,000 being held as allocated funds for potential severance related to previously initiated business restructuring during the prior year.

The Company had total working capital of $5,966,949 at September 30, 2003, compared to $2,814,665 at December 31, 2002 and $2,728,895 at September 30, 2002.

Capital assets increased from $490,783 at December 31, 2002 to $537,837 at September 30, 2003.

As at September 30, 2003, the Company's primary sources of liquidity consisted of cash and short-term investments, an operating loan facility, a convertible loan agreement and proceeds from financing. The operating loan facility has a credit limit of Cdn $100,000, secured by short-term investments. The convertible loan agreement, signed on March 8, 2002 with Hewlett Packard ("HP"), provides the Company with access to funds under a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company could draw down amounts under the loan up to a maximum of the lesser of $2.0 million or the adjusted net working capital of the Company. Until December 31, 2002, the Company could draw down amounts not to exceed $2.0 million or 150% of the total amount of the Company's cash, cash equivalents and net accounts receivable from HP. During the remainder of the term of the HP loan, the Company may draw down amounts not to exceed the lesser of $2.0 million or the Company's adjusted net working capital (as described in the loan agreement). The principal amount outstanding bears interest at prime plus 3.25%. Certain assets of the Company, excluding its intellectual property, secure the loan. At September 30, 2003, no amounts were outstanding on the operating line or the convertible loan.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts the majority of its transactions in Canadian dollars and, therefore, uses the Canadian dollar as its base currency of measurement. However, most of the Company's revenues and some of its expenses are denominated in United States dollars which results in an exposure to foreign currency gains and losses on the resulting US dollar denominated cash, accounts receivable, and accounts payable balances. As of September 30, 2003, the Company has not engaged in derivative hedging activities on foreign currency transactions and/or balances. Although realized foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

While the Company believes that inflation has not had a material adverse effect on its results of operations, there can be no assurance that inflation will not have a material adverse effect on the Company's results of operations in the future.

ITEM 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

      Under the supervision and with the participation of our management, including the Office of the President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b)   Changes in internal controls


      During the fiscal quarter ended September 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


      On September 24, 2003, the Company was made aware that Visto Corporation, a private company based in California, issued a press release on September 23, 2003 stating that it had filed complaints alleging patent infringement against Infowave and against Seven Networks, Inc. in the U.S. District Court for the Eastern District of Texas. According to Visto's press release, it claims that Infowave is violating a patent which "relates to the system and method for synchronizing email." Infowave has been an early developer of wireless data and email solutions since 1993. Infowave provides wireless data including e-mail through its wide product offering which has been implemented with various proprietary and open industry standard technologies and architectures. On October 3, 2003 the Company was served papers regarding this matter. Currently, the Company and its counsel are reviewing the matter as well as Infowave's response. It is not possible for Infowave to comment on the complaint at this time.

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

      b) On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). HiddenMind offers a mobile application platform that enables companies to extend existing date and applications to mobile devices. Under the terms of the Acquisition Agreement dated July 4, 2003, the Company acquired such business and assets in consideration for US$2,031,105. The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units (the "Units") of the Company having a fair value of Cdn$0.19 per Unit. Each Unit consists of one common share and one half of one warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase an additional common share of the Company at an exercise price of Cdn$0.19 until July 4, 2005. The transaction was accounted for under the purchase method of accounting.

      c) On July 4, 2003 and July 14, 2003, the Company issued 22,785,882 units and 6,856,232 respectively for a total of 29,642,114 at a price of Cdn$0.16125 per unit for gross proceeds of $3,566,999 (Cdn$4,779,778). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of Cdn$0.215 per common share. The common shares and warrants comprising the units are subject to a four month hold period. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 2,964,203 warrants (the "Agents' Warrants"). Each Agents' Warrant entitles the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of Cdn$0.215 per common share. In addition, the Company issued 300,000 units to the agent as a corporate finance fee.

      d) On September 23, 2003, The Company entered into an agreement to purchase all of the intellectual property assets of Sproqit Technologies, Inc ("Sproqit"), a wireless software company based in Kirkland, Washington. Sproqit offers a mobile application platform that enables users to obtain email and other data via hand held personal digital assistant ("PDA") and smartphone wireless devices running various operating systems. Under the terms of the acquisition agreement, the Company will acquire all of the intellectual property of Sproqit and in consideration will issue to Sproqit 4,038,550 common shares of Infowave with an estimated fair value of Cdn$0.30 per share. The common shares are subject to a four month hold period. Sproqit will have an option for one year to purchase back all of the intellectual property sold to the Company for cash consideration equal to the original purchase price plus a premium of 20%, pursuant to the Option Agreement, dated September 23, 2003, between Infowave and Sproqit. Infowave will license Sproqit's email technology on an exclusive basis in its core markets at preferential royalty rates which will continue in the event that the purchase option is exercised by Sproqit. In the event that the option is not exercised by Sproqit, Infowave will retain ownership with no future royalties payable to Sproqit.


            The sales and issuances of the shares and warrants described in Item 2(a) and 2(b) were exempt from Securities Act registration pursuant to Rule 506 under Regulation D under the Securities Act, as all investors were "accredited investors", as such term in defined in Rule 501(a) of Regulation D. The sales and issuances of the securities described in Item 2(c) were excluded from Securities Act registration pursuant to Rule 903(b)(1) of Regulation S under the Securities Act. The Company was a "foreign issuer", as such term is defined in Regulation S, and it issued such securities outside the United States and not for the account or benefit of any "U.S. Person", as such term is defined in Regulation S. The sales and issuances of the shares described in Item 2(d) were exempt from Securities Act registration pursuant to Rule 506 under Regulation D under the Securities Act, as all investors were either "accredited investors", as such term in defined in Rule 501(a) of Regulation D, or Infowave reasonably believed had knowledge and experience in financial and business matters such that the purchaser was capable of evaluating the merits and risks of the investment.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.    OTHER INFORMATION

      On August 15, 2003 Bill Tam, EVP of Sales and Marketing, and member of the Office of the President resigned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      2.1(1) Asset Purchase Agreement dated September 8, 2000 between the Corporation and Strydent Software Inc.

      2.2(1) Asset Purchase Agreement with HiddenMind Technology LLC dated May 28, 2003

      20.3(1)   Option Agreement with Sproqit dated September 23, 2003

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

     *10.45(13) Employment Agreement between the Corporation and Ron Jasper dated October 10, 1997

     *10,46(13) Amendment to Employment Agreement between the Corporation and
                Ron Jasper dated July 9, 2002

     *10.47(13) Employment Agreement between the Corporation and Bill Tam dated
                July 9, 2002

     *10.48(13) Employment Agreement between the Corporation and George Reznik dated July 9, 2002

     *10.49(13) Employment Agreement between the Corporation and William
                "Butch" Winters dated June 18, 2003.

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

     (10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

     (11) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

     (12) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

     (13) Incorporated by reference to the Corporation's Form 8-K filed on September 26, 2002.

(a)   Reports on Form 8-K

      On July 21, 2003, the Company filed a for 8-K with a press release attached thereto announcing that the Company had completed the first tranche of US$2.8 million of brokered private placement units, the second tranche of US$1.1 million of brokered private placement units, the acquisition of Hiddenmind Technology, LLC ("Hiddenmind"), completed the US$3.0 million private placement of units to Gerald Trooien and appointed Bill Weiss of the Promar Group to its board of Directors.

PART III.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

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

                            SECTION 302 CERTIFICATION

I, George Reznik, certify that:

1.    I have reviewed this Form 10-Q of Infowave Software, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: November 7, 2003                 /s/ George Reznik
                                       -----------------------------------------
                                       George Reznik
                                       Office of the President
                                       (Principal Executive Officer)

                            SECTION 302 CERTIFICATION

I, Sal Visca, certify that:

1.    I have reviewed this Form 10-Q of Infowave Software, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: November 7, 2003                 /s/ Sal Visca
                                       -----------------------------------------
                                       Sal Visca
                                       Office of the President
                                       (Principal Executive Officer)

                            SECTION 302 CERTIFICATION

I, Jim McIntosh, certify that:

1.    I have reviewed this Form 10-Q of Infowave Software, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: November 7, 2003                 /s/ Jim McIntosh
                                       -----------------------------------------
                                       Jim McIntosh
                                       Office of the President
                                       (Principal Executive Officer)

        CERTIFICATION OF GEORGE REZNIK AS CHIEF FINANCIAL OFFICER AND A
        MEMBER OF THE CORPORATION'S OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I George Reznik, Chief Financial Officer and a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.




                                       /s/ George Reznik
                                       -----------------------------------------
                                       George Reznik
                                       Chief Financial Officer,
                                       Office of the President
                                       (Principal Financial and Accounting
                                       Officer and Principal Executive Officer)
                                       November 7, 2003

           CERTIFICATION OF SAL VISCA AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Sal Visca, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Sal Visca
                                       -----------------------------------------
                                       Sal Visca
                                       Office of the President
                                       (Principal Executive Officer)
                                       November 7, 2003

         CERTIFICATION OF JIM MCINTOSH AS A MEMBER OF THE CORPORATION'S
                      OFFICE OF THE PRESIDENT PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Infowave Software Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim McIntosh, a member of the Office of the President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of the Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Jim McIntosh
                                       -----------------------------------------
                                       Jim McIntosh
                                       Office of the President
                                       (Principal Executive Officer)
                                       November 7, 2003