Form 10-K
period 2003-12-31
INFOWAVE SOFTWARE INC
filed 2004-04-01
CIK 1074564

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

                  For the fiscal year ended December 31, 2003

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

                  REGISTRANT'S TELEPHONE NUMBER: (604) 473-3600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
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

Aggregate market value of the registrant's Common Shares held by non-affiliates as of June 30, 2003 was approximately US$39,587,072. The number of the Registrant's Common Shares outstanding as of March 26, 2004, was 216,029,950.
================================================================================

                                Table of Contents


Part I............................................................................................................1

Item 1:  Business.................................................................................................1

Item 2:  Properties..............................................................................................19

Item 3:  Legal Proceedings.......................................................................................19

Item 4:  Submission of Matters to a Vote of Security Holders.....................................................19

Part II..........................................................................................................20

Item 5:  Market for Registrants Common Equity and Related Stockholders Matters...................................20

Item 6:  Selected Financial Data.................................................................................21

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations...................22

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk..............................................33

Item 8:  Financial Statements and Supplementary Data.............................................................34

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................72

Item 9A:  Controls and Procedures................................................................................72

Part III.........................................................................................................72

Item 10:  Directors and Officers of the Registrant...............................................................72

Item 11:  Executive Compensation.................................................................................74

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........75

Item 13:  Certain Relationships and Related Transactions.........................................................79

Part IV..........................................................................................................79

Item 14:  Controls and Procedures................................................................................79

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................80



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


THE COMPANY-OVERVIEW

Infowave Software, Inc. ("Infowave" or the "Company") provides enterprise mobile applications (EMA), including packaged configurable application software modules that integrate business operations required by mobile workers like asset management, field service and mobile e-mail as well as secure, scalable infrastructure software solutions for developing and deploying mobile software solutions infrastructure platforms. The Company sells direct to enterprises and end-users as well as indirectly through channel partners like independent software vendors (ISVs), System Integrators, Value Added Resellers (VARs) and network operators.

Focused on enabling organizations with mobile workforces since 1993, Infowave solutions enable mobile workers of all types to access critical enterprise information at the point of work, including work orders, internal communications, asset information, customer details, calendars, schedulization and other important data required to perform their job functions more effectively and productively. The Company provides a complete suite of mobile software solutions, ranging from the individual and corporate e-mail service of Symmetry, to complete enterprise-grade application suites like Telispark Mobile Enterprise which streamlines and integrates business operations required by mobile workers, such as Enterprise Resource Planning (ERP), Field Service, Supply Chain and Asset Management operations. The Company also offers the Wireless Business Engine, a wireless software platform for large corporations that provides access to e-mail and collaboration tools, corporate intranets, the Internet, Web-enabled applications and legacy and client/server applications from a wide range of wireless devices such as handheld computers, laptops, PDAs and emerging integrated phone devices. As well, Infowave offers the Mobility Platform which offers users worry-free, remote access to behind-the-firewall business software applications on Palm Powered or Pocket PC devices.

The Company is organized under the Canada Business Corporations Act. The Company's head office and development facilities are located at The Infowave Building, Suite 200, 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5 (telephone 604.473.3600). The Company's registered office is at Suite 2600, Three Bentall Centre, 595 Burrard Street, PO Box 49314, Vancouver, British Columbia, Canada, V7X 1L3. The Company's wholly owned subsidiary, Infowave USA Inc., is incorporated under the laws of the State of Washington. Infowave's other subsidiary, Telispark Inc., is incorporated under the laws of the State of Delaware. The Company operates a sales office in London, England at Cardinal Point, Park Road, Rickmansworth, Hertfordshire WD3 1RE 4JS (telephone + 44.1923.432.632). The Company also has a master reseller agreement with an agency for

Continental Europe located at Dreimuehlenstrasse 27, 80476 Munchen/Munich, Germany (telephone 49.89.767368.94).


THE COMPANY-HISTORY

The Company was originally formed in 1984 as GDT Softworks Inc. under the laws of the Province of British Columbia, Canada. Initially focused on developing printer driver solutions, the Company expanded its focus to include developing wireless messaging software in 1993.

By 1996, the Company began to operate its wireless business (the "Wireless Division") and its printer driver business (the "Imaging Division") as distinct operating divisions. The Company's name was changed to Infowave Wireless Messaging Incorporated in 1997 and to Infowave Software, Inc. in 1998. In 2000, the Company focused its time and resources solely on the Wireless Division and sold the Imaging Division effective August 31, 2000.

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

In April 2002, the Company established a management structure called the Office of the President consisting of George Reznik, Chief Financial Officer, Sal Visca, Chief Technology Officer and Jim McIntosh, Director, whose mandate was to manage the day to day operations of the Company in addition to its strategic direction.

Throughout 2002 and 2003, the Company released new versions of its software as well as launched several new products to appeal to a broader wireless market. Infowave's products provide value to individual professional consumers, to business workgroups and enterprises, to large corporations, as well as to the wireless network operators (carriers).

The Company announced on January 9, 2003, that it entered into agreements with Microsoft Corporation under which the two companies will non-exclusively develop and market solutions for mobile network operators based on the Windows Powered Microsoft mobile device platforms. Infowave and Microsoft will work together to offer mobile operators complete solutions focused on Microsoft Windows Powered devices and designed to increase subscriber adoption and consumption of wireless data. In the first stage of development, Infowave will add support for the Windows Powered Smartphone to its Symmetry Pro desktop personal e-mail solution, its Symmetry Workgroup and Enterprise server products and its Mobile Application Gateway solution suite for mobile network operators. Microsoft and Infowave will cooperate on joint marketing and sales initiatives into the mobile operator community. In addition, Infowave will make its Symmetry Pro product available to Microsoft device original equipment manufacturers (OEMs).

In March 2003, Infowave launched Symmetry Express, a wireless e-mail software solution for mobile users seeking instant access to their personal e-mail accounts on a range of integrated devices. Available in early Q2 2003, Symmetry Express works on any Pocket PC, Smartphone(TM) and Palm(TM) powered device from anywhere. The solution allows users to send and receive e-mail messages from their POP3, Yahoo Mail and Hotmail accounts directly from their integrated device and will be marketed through Infowave's network operator partners.

In May 2003, the Company entered into a sales referral agreement with Dell in which the companies will cooperate in marketing Infowave's Wireless Business Engine solution with Dell's GPRS wireless access offerings to the U.K. business market.

On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC, a wireless software company based in Cary, North Carolina ("HiddenMind"). HiddenMind offers a mobile application platform that enables companies to extend existing data and applications to mobile devices. Under the terms of the Asset Purchase Agreement dated July 4, 2003, the Company acquired such business and assets in consideration for US$2,031,105. The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units (the "Units") of the Company having a fair value of $0.15 (Cdn$0.19) per Unit. Each Unit consisted of one common share and one half of one warrant (a "Warrant"). Each whole Warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.15 (Cdn$0.19) until July 4, 2005. The transaction was accounted for under the purchase method of accounting.

In July 2003, the Company completed a brokered private placement of approximately US$3.6 million in which the Company issued 29,642,037 units at $0.12 (Cdn$0.16125). Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.17 (Cdn$0.215) per common share. The common shares and warrants comprising the units were subject to a four month hold period.

Also in July 2003, the Company completed a private placement financing of US$3.0 million private placement with Gerald Trooien, the majority shareholder of HiddenMind, in which the Company issued 29,473,684 units at a price of $0.11 (Cdn$0.1425) per unit. Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.15 (Cdn$0.19) per common share. The common shares and warrants comprising the units were subject to a four month hold period.

Also in July 2003, the Company appointed Jean-Francois Heitz and Jerry Meerkatz to its Board of Directors.

On October 21, 2003, the Company purchased all of the intellectual property assets of Sproqit Technologies, Inc ("Sproqit"), a wireless software company based in Kirkland, Washington. Sproqit offers a mobile application platform that enables users to obtain e-mail and other data via hand held personal digital assistant (PDA) and smartphone wireless devices running various operating systems. Under the terms of the acquisition agreement, the Company acquired all of the intellectual property of Sproqit and issued to Sproqit 4,038,550 common shares of Infowave with an estimated fair value of $0.23 (Cdn$0.30) per share. Sproqit has option to purchase back all of the intellectual property assets sold to the Company for cash consideration equal to the original purchase price plus a premium of 20%, pursuant to the Option Agreement, dated September 23, 2003 and subsequesnt Amendment dated March 5, 2004 between Infowave and Sproqit for a period of two years. Infowave licensed Sproqit's e-mail technology on an exclusive basis in its core markets at preferential royalty rates, which will continue in the event that the purchase option is exercised by Sproqit. In the event that the option is not exercised by Sproqit, Infowave will retain ownership with no future royalties payable to Sproqit.

In November 2003, Mr. Jerry Meerkatz was appointed President and Chief Executive Officer of the Company resulting in the replacement of the Office of the President with a more traditional management structure. Mr. Meerkatz joined Infowave from Hewlett Packard, where he held several executive positions, most recently, Vice President and General Manager of Enterprise Mobility Solutions.

In December 2003, Infowave entered into an agreement with Technology Partnerships Canada ("TPC") for an investment up to Cdn$7.3 million to complement Infowave's investment in research and development. Under the terms of this agreement, TPC has agreed to contribute a specified percentage to match Infwave's investment in research and development expenses for a several year period.

On January 7, 2004, the Company entered into an agreement under which it has acquired control of, and intends to ultimately acquire all of the outstanding shares of, Telispark Inc. ("Telispark"), a provider of enterprise mobility applications software based in Arlington, Virginia, USA. Under the terms of the acquisition agreement, Infowave will pay a total of US$8.4 million for the purchase of 100% of all of the issued and outstanding common shares of Telispark, payable in approximately 46 million Infowave common shares, issuable in two tranches. Infowave has completed the initial purchase of approximately 76% of Telispark shares pursuant to a Stock Purchase Agreement dated January 7, 2004. Infowave acquired the remaining Telispark common shares as a result of shareholder approval at the Company's special general meeting, which took place on March 30, 2004. The number of Infowave common shares issued in the second tranche may increase by up to approximately 2.1 million Infowave common shares in the event that the weighted average Infowave common share price declines prior to closing of the second tranche. Infowave has also assumed Telispark employee stock options, which will be exerciseable into approximately 1.9 million common shares of Infowave. Deloitte Consulting L.P. held approximately 90% of the shares of Telispark at the time Infowave acquired Telispark.

On March 11, 2004, the Company completed a brokered private placement of approximately $4.7 million (Cdn$6.1 million) in which the Company issued 27,931,818 units at $0.17 (Cdn$0.22). Each Unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.22 (Cdn$0.29) per common share. Agents' commission and financing fees totaling $0.4 million (Cdn$0.5 million) and an additional 300,000 units were paid in connection with this private placement. The common shares and warrants comprising the units are subject to a four month hold period.

In March 2004, the Company entered into an agreement with Gerald Trooien to issue approximately 6 million common shares for $1.0 million (Cdn$1.3 million) in a private placement financing. This private placement was subject to shareholder approval. Such approval was obtained on March 30, 2004 and the financing closed on March 31, 2004. The shares issued are subject to a four month hold period.

COMPANY STRATEGY

Infowave's strategy is to become the leading enterprise mobile application software provider, delivering mobile application and infrastructure software solutions to organizations in need of real-time data access in the field. Today, the Company is focused on vertical industries that are more likely to make large capital investments which consist of utilities, oil and gas, governmental, telecommunications and high tech sectors to help maintain and service complex equipment and inventory in the field or in closed-campus environments like warehouses and plants.

As well, Infowave's strategy is to enable enterprises to streamline their business operations as they pertain to the mobile worker. By providing enterprise mobile end-users with an easy to navigate, intuitive mobile application that enables work flow automation, organizations can improve their asset utilization, minimize inventory investment levels, optimize the supply chain and financially depreciating assets, and provide more efficient service through optimized work processes that eliminate error-prone paper-based processes, increase wrench time, and improve data integrity in a mobile environment. Infowave's Telispark Mobile Enterprise is a suite of ten configurable pre-integrated "mix and match" mobile software applications that seamlessly and quickly integrate with leading back-end systems including Oracle, SAP, Lotus Notes, Microsoft Exchange, Siebel, MRO, and Indus. Infowave's underlying standards-based mobile middleware software provides a highly scalable, and secure platform for deploying and accessing enterprise data applications consisting of mobile e-mail/PIM, internet applications and server based applications such as CRM, ERP, Supply Chain, Enterprise Asset Management
(EAM) and others.

MARKET OPPORTUNITY

The mobile software market has evolved over the past 4 years. Enterprises and vendors alike saw what worked and what failed, business models, applications, and technology approaches, respectively. Today the market has matured to a point where enterprises can reap real, measurable value from mobile deployments. The enterprise mobile application industry represents an opportunity in the enterprise software market that ties together several major trends that have developed over the past decade:

     o The deployment of back-end applications within the corporate Local Area Network ("LAN") such as Enterprise Resource Planning (ERP), Sales Force Automation (SFA), Groupware (E-mail, Personal Information Management) and Customer Relationship Management (CRM) services has helped to drive increased productivity and efficiency within the enterprise.

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

Capital-intensive organizations have spent the past ten years implementing business operations designed to increase operational efficiency and improve asset utilization. Large, expensive systems like Supply Chain Management, CRM, ERP, EAM, and SFA, helped enterprises make progress in preserving, protecting and extending the life of capital assets and increasing operational efficiencies. Unfortunately, these systems are often architected as disparate or non-integrated data sources, limiting the type and amount of enterprise information that can be accessed and interacted with by the mobile user.

Today, large organizations find themselves at a crossroads. The current economics and the ever-increasing size of mobile workforces are forcing organizations to take a closer look at how they utilize their assets and the costs associated with their current operations. Many find that current capital-intensive operations, such as preventive and reactive maintenance, are ineffective and cost millions of dollars a year in lost time and equipment. In looking to fix the situation, organizations find themselves entrenched in siloed, proprietary business operations that cannot be integrated with one another without large services overhauls and the resulting expensive maintenance fees. The bottom line is that enterprises need to improve their approach to the mobile worker if they want to preserve their assets and save money.

Many vendors claim to offer enterprise mobile solutions. Unfortunately, most options are characterized by expensive and non-integrated approaches to the problem. The end result is a limited, unreliable end-user application that is a mobilization of one back-end system.

In order to have a successful mobile application deployment, organizations must consider the following:

     o THE MOBILE BUSINESS PROCESS IS UNIQUE. Mobile users are not at their most productive when a software application is a mirror of a clunky single system. Chances are, the operational implementation was rolled out for planning purposes and did not focus on the end-user.

     o INTEGRATED, CROSS-ENTERPRISE DATA BUSINESS PROCESSES. Mobile users, like utilities maintenance personnel, may need access to many different data sources. For example, a software application that meets the need would provide field techs with access to documentation for equipment information, work orders from Enterprise Asset Management systems, customer information from CIS systems, and Time and Materials capability from financial applications. In most organizations, these systems are disparate and unconnected. Organizations need these systems to talk.

     o VERTICAL EXPERTISE: Packaged software applications that address industry-specific issues cut down on initial services costs as well as deliver a solution that addresses an organization's unique business needs and optimal mobile workflows.

     o PACKAGED DELIVERY: Configurable, off-the-shelf software applications enable rapid deployment of full-featured applications. In addition, administrators can make application changes quickly and cost-effectively as needs change and user bases expand.

     o STANDARDS-BASED MOBILE TECHNOLOGY: Secure, robust mobile software infrastructure is essential to an effective deployment. Selecting a solution that enables uninterrupted application access, regardless of network connection, is critical to ROI and achieving the business objectives of the implementation. Robust synch, run-time, security and standards based architecture are key technology features for successful deployments.


The EMA market is a set of software vendors that aim to provide packaged, configurable, pre-integrated enterprise applications for increasing operational efficiency and improving asset utilization. EMA vendors combine the following in delivering technology offerings:

     o    End-user-focused design principles.

     o    Unique business processes and workflows for mobile users.

     o    Vertical-specific expertise.

     o Robust data adapters and EAI architecture for cross-enterprise integrations.

     o Advanced, standards-based mobile technology for offline access, synch, security, etc.

EMA vendors focus on delivering packaged software applications that are configurable for a certain vertical or business operation. EMA offerings focus on delivering a mobile business process that is configured according to the customer's need. It is not a software set of technologies alone. Mobile technology is a component of executing a highly productive and efficient business process that enables the customer to achieve rapid ROI through increased operational efficiency.

A mobile business process is the optimal application flow or order of access that results in a more productive end-user. Mobile business processes are designed with the mobile end-user at the center. They enable end users to access multiple business operation systems, like ERP, Supply Chain, Financials, Document Management and others. The result for the end-user is access to the right information at the point-of work. A mobile business process is designed very differently than traditional siloed business operations or "mobile" offerings from traditional point solution vendors. These vendors often put a transcoder or mobile technology on top of a solution that was designed for a PC or a terminal. This ends up delivering limited functionality to the end-user and propagates the problems mobile was intended to solve: lack of data integrity, poor asset utilization and lags of productivity within the mobile workforce.

Infowave believes that providing mobile access to corporate data provides the following advantages:

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

     o Competitive advantage by being able to respond to customer queries/concerns in a more timely and effective manner

The Company's objective is to become the leading enterprise mobile application
(EMA) provider of wireless infrastructure and EMA software solutions to the enterprise through a two-pronged sales strategy:

     o First, selling mobile software to corporate and enterprise customers alongside strategic technology partners such as HP, Dell, IBM, Indus International, MRO Software; and

     o Second, selling mobile application software solutions to and with network operators to assist them in bringing comprehensive wireless data solutions to market.

In order to stimulate sales of our enterprise portfolio during the past fiscal year, the Company developed a pilot project program designed to make our solution easier to trial. Many companies want to "try before you buy" which results in a trial implementation pilot project prior to making a major commitment to wireless therefore extending the sales cycles. The Company initiated pilots with enterprise customers during 2003 and remains actively engaged in pilot projects with enterprise customers.

By enhancing our solution offering to the enterprise market with the addition of mobile applications obtained through Infowave's acquisition of Telispark in January 2004, Infowave is better positioned to provide value to its enterprise customers.

In the Network Operator market, Infowave offers the Mobile Application Gateway, a software services platform designed specifically to assist network operators in bringing wireless data applications to market. The solution allows for network operator branded offerings and takes advantage of a network operator's existing customer base, strong brand, network infrastructure and extensive distribution channels to sell-through an Infowave-powered solution to business customers. With their recent investments in upgrading their networks, network operators are seeking compelling applications to include as part of their wireless data offering. Infowave provides network operators with the critical applications that allow them to go to market with solutions for their business customers.

INFOWAVE SOFTWARE PRODUCTS


INFOWAVE PRODUCT                   TARGET MARKET                            REQUIREMENTS / FEATURES
---------------------------------- ---------------------------------------- ------------------------------------------------
Telispark Mobile Enterprise        Vertical enterprise companies such       Provides work-flow process optimization in
                                   as oil & gas, utilities,                 addition to access to corporate data on a mobile
                                   telecom and high tech field service.     basis.
---------------------------------- ---------------------------------------- ------------------------------------------------
Wireless Business Engine           Large corporations with a complete       Installs with the server environment behind
                                   wireless enterprise strategy. Fast,      the corporate firewall. High security with
                                   secure, reliable wireless access to MS   Certicom 163-bit ECC algorithm & DESX
---------------------------------- ---------------------------------------- ------------------------------------------------


INFOWAVE PRODUCT                   TARGET MARKET                            REQUIREMENTS / FEATURES
---------------------------------- ---------------------------------------- ------------------------------------------------
                                   Exchange, Lotus Notes, and other         encryption. Efficient data compression
                                   corporate applications such as CRM and   optimization and connection fault tolerance.
                                   SFA tools.
---------------------------------- ---------------------------------------- ------------------------------------------------
Mobility Platform                  Enterprises with mobile work force       Provides access to enterprise applications
                                                                            including CRM, SFA, ERP
---------------------------------- ---------------------------------------- ------------------------------------------------
Symmetry Pro                       Individual mobile professional           Installs easily on user's desktop. Utilizes
                                                                            secure AES encryption technology
---------------------------------- ---------------------------------------- ------------------------------------------------
Symmetry Enterprise Edition        Companies with more than ten users       Installs on the server with simple
                                                                            administration, AES security encryption
---------------------------------- ---------------------------------------- ------------------------------------------------
Symmetry Express                   Individual consumers                     Access personal POP3 or Hotmail e-mail using
                                                                            Smartphone of PDA device
---------------------------------- ---------------------------------------- ------------------------------------------------
Symmetry Workgroup Edition         Companies with fewer than 10 users       Installs on a single desktop within the
                                                                            workgroup, no IT resources required
---------------------------------- ---------------------------------------- ------------------------------------------------
Mobile Operator Solution Suite     Network mobile operators wanting to      Hosted and non-hosted data gateway
                                   increase revenues by offering            configurations available.  Rapid go-to-market
                                   value-added wireless data services for   strategy with a full range of secure, Infowave
                                   their customers, drive adoption of       branded products.
                                   new  integrated devices and
                                   increase mobile data activations.
---------------------------------- ---------------------------------------- ------------------------------------------------

Telispark Mobile Enterprise:

Telispark Mobile Enterprise(TM) (TME) is a packaged suite of configurable software applications designed to help large organizations service and manage complex equipment in the field or in a campus environment like warehouses and plants. Telispark's software applications are intended to enable a corporate customer to increase the efficiency and productivity of its mobile enterprise workforce, extend the life and effectiveness of its capital assets and increase service revenues. Telispark has created configurable enterprise applications for mobile employees who perform plant maintenance operations, field service operations, asset management and maintenance repair and overhaul operations. Telispark applications provide streamlined work-flow processes via mobile devices and interaction with critical information from back-end systems.

Telispark has focused its marketing efforts on its target market consisting of asset intensive companies in the following vertical segments that are likely to make capital investments:

     o    Energy and utilities, including large telephone companies

     o    Oil and gas

     o    Defense and aerospace

     o    High tech field service

Deloitte has granted Telispark a non-exclusive license for its best practices industry prints ("Industry Prints") that have been developed over the years from Deloitte's enterprise re-engineering consulting engagements. The formal terms of the license agreement relating to the Industry Prints does not include any future royalty or maintenance payable by Telispark to Deloitte. Telispark's objective was to productize the knowledge obtained from these various consulting engagements to design mobile wireless software solutions for the enterprise that are more cost effective for future customers resulting in supporting short pay back and high return on investment.

TME is composed of ten complementary "mix and match" software modules that can be deployed quickly and securely to yield rapid-ROI applications that streamline and integrate business operations required by mobile workers, such as ERP, Field Service, Supply Chain, Asset Management and personal information management
(PIM) operations. Telispark's robust enterprise data connectors enable rapid and seamless integration with existing back-end data sources including SAP, Siebel, MRO, Lotus Notes, Oracle, Microsoft Exchange and Indus.

     MworkManager: Work Order Management & Processing. This module records start and end times, breaks down causes and work performed and reviews equipment configuration and repair history.

     Minspect: Customer Defined Inspection Toolkit. This module uses bar code readers and fills out forms, provides real-time notification of work order changes across personnel, shifts, and teams.

     MDocs: Documentation Search & Retrieval Tool. This module accesses the most current fault isolation procedures, user manuals, reports and schematics from any documentation system.

     MDepot: Production/Non-Production Stores Management. This module accesses bill of materials, material availability and order replacement parts and identifies parts inventory based on equipment configuration, track material transfers.

     Mwarehouse: Comprehensive Warehouse Management Tool. This module perform inventory checks and audits, transfers stock within and between warehouses, issues stock out to work sites, scraps and retires stock, returns equipment to vendors for repair or replacement, performs purchase order receipts and manages stock hierarchies.

     MT&M: Document, Capture and Verify Invoicing. This module documents the work performed, captures customer approval, reviews, updates, and approves submitted invoices by field technicians using any standard web browser, validates the work performed and accumulated charges before the invoice is submitted for billing and provides for audit and reporting.

     MAsset: Asset Management Tool. This module records assets at a given location using bar code readers, automatically updates centralized inventory information and manages configuration and maintenance of the assets.

     MOBILE QUICKSTART: This module is an out-of-the-box mobility solution from HP and Telispark that packages all the software, hardware and services that an enterprise needs to rapidly implement entry-level asset inspection and maintenance solutions

Telispark believes that TME has a number of advantages for the enterprise, which are as follows:

o Easily configurable, scalable and deployable. Telispark provides an easily scalable solution that can be configured to match an enterprise's specific mobile business processes. Telispark's platform and application suite uses a logical business object framework, which maps to back-office systems. It automatically replicates those objects and processes to a thick client for reliability. Lastly, it manages those applications, with upgrades and data transactions, across a wireless network.

o Accessibility across multiple back-office systems. The mobile worker often requires information that resides in multiple systems. Telispark exchanges and transacts data, such as work orders, material availability, equipment configurations, schematics, and repair procedures, from the mobile client to disparate back-office systems. This eliminates the inefficient activities performed to access that information and leverages the significant investments in back-office systems.

o Standards computing & device independence. Telispark employs a state-of-the-art Java- and XML- based server architecture with advanced client-side scripting. Telispark's thick client has a configurable Client Database Management System that runs on any device. The client applications are written in industry standard user interface development languages, HTML and JavaScript, and supports the following operating systems, Pocket PC, Palm, and Symbian.

o Business scalable enterprise solutions. Telispark teams with global organizations for scalable solutions that seamlessly work with Telispark's products. These partners include, but are not limited, to Hardware Vendors (Compaq, Symbol, Siemens, Intermec, HP), Systems Integrators (Deloitte Consulting, Accenture, KPMG), Network Providers, and Application Vendors (SAP, Tibco, MRO Software, Datastream).

o Out-of-network coverage. Since wireless networks cannot be accessed from remote locations, Telispark clients run as standalone thick client applications that store data persistently on the users' handheld devices, allow them to navigate the application, and update their work regardless of network connectivity. The application will time stamp, prioritize and sequence the updates to the back-office system, when the user comes back into wireless coverage.

o Automated data entry and mobile workflow. By using bar code readers and automated workflows to systematically process data, Telispark ensures that the maintenance technician provides timely and accurately entered data.

The Company generates revenue through the sale of TME end-user perpetual licenses, with the price for each license varying based upon the module purchased. Preferential pricing is available for large enterprise site licenses. In addition to one-time software license fees, the Company charges annual maintenance and support fees. The Company also charges fees for installation services, training and professional services such as customization of its software products.

TME is sold to enterprise customers by Infowave's sales force and also partners with third party technology providers such as IBM, Indus and MRO in addition to system integrators like Deloitte and HP on co-selling opportunities.

Infowave Wireless Business Engine(TM)

The Infowave Wireless Business Engine is a wireless software platform installed on the server and designed to support a suite of application connectors suitable for most enterprises. The Infowave Wireless Business Engine provides end-to-end security, data transport and bandwidth optimizations, session reliability, and multiple device and network support.

Infowave has developed Connectors for the Infowave Wireless Business Engine that address the three areas of enterprise data: Messaging - Exchange Connector and Domino Connector, Intranet/Web - Web Connector and Client Server/Legacy - Open Application Connector. The Connectors are plugged into the Infowave Wireless Business Engine allowing IT managers to easily and efficiently manage the solution. Unlike many other wireless software solutions that allow users to access only a subset of the features associated with an application, Infowave's Connectors allow users to gain access to the application as if they were in their office connected to their corporate network. Many corporate applications, such as ERP and CRM, have traditionally been accessed only through fast networks on full workstation computers and have not been well suited for smaller devices in a mobile environment. However, each Connector developed by Infowave extends the entire application to the wireless device.

The Infowave Wireless Business Engine creates an efficient wireless Virtual Private Network (VPN) and improves remote dial-up connections by optimizing slower dialup (landline) connections into enterprise accounts and Wide Area Networks. As a result, mobile workers have fast, secure and feature-rich access to corporate data over either a wired or a wireless connection. The Infowave Wireless Business Engine is also network independent, allowing users to optimize their access to information over most major wireless data networks.

The Infowave Wireless Business Engine includes a client software component for mobile computing devices using a Windows operating system. The client software is installed on the wireless device and enables a secure wireless connection that extends through a wireless carrier, over the Internet and into the Infowave Wireless Business Engine installed at the enterprise or service provider. The client and server software manages the connection to ensure security, reliability, and optimization of all data sent and received. Infowave's client software has been developed to work with Windows 95/98/NT/2000/XP and Windows CE/Pocket PC.

The Company generates revenue through the sale of Wireless Business Engine end-user perpetual licenses, with the price for each license varying based upon the number of Connectors purchased. Preferential pricing is available for large enterprise site licenses. In addition to one-time software license fees, the Company charges annual maintenance and support fees. The Company also charges fees for installation services, training and professional services such as customization of its software products.

Exchange Connector

Infowave's Exchange Connector is an application connector that provides wireless access to Microsoft Exchange servers using Microsoft Outlook client software. Rather than plugging into a phone jack, users simply turn on their portable computing device and launch Infowave's software. The user then opens Microsoft Outlook, types a regular username and password and is connected wirelessly and securely to Microsoft Exchange. An important and timesaving feature of Exchange Connector is that it does not require a traditional synchronization procedure before enabling communication. All unread e-mail in the corporate message store is immediately pushed out to the end-user and all outgoing e-mail in the user's outbox is immediately sent. All data transmission is encrypted and compressed for speed and security. Infowave's Exchange Connector also features real-time synchronization capability - all incoming messages are stored to Microsoft Outlook and can be accessed when the user disconnects from the network. This capability gives end users online and offline access to data and allows productivity in situations such as on an airplane or when out of a wireless network coverage area. The user requires no unique training because Microsoft Outlook is used in the same way in the mobile environment as it would on a desktop. Similarly, the IT manager requires little training as he or she manages users through existing standard management utilities.

Lotus Notes and Domino Connectors

The Company offers a bundled solution, which integrates third party software that enables wireless access to Lotus Notes and Domino. This gives Lotus Notes users by delivering a rich client, real-time wireless solution that they can use to access information securely, reliably and with optimized performance. Similar to the Exchange Connector, mobile Lotus Notes users are freed from limiting landline connections. The Domino Connector gives mobile workers the ability to access their corporate Domino-based e-mail, calendar, to do lists and address book in real-time using a spectrum of wireless devices including laptops, Internet-ready mobile phones, and handheld computers.

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

Infowave Mobility Platform

The Infowave Mobility Platform offers users worry-free, remote access to behind-the-firewall business applications on Palm Powered or Pocket PC devices. The Infowave Mobility Platform is uniquely positioned against competitive products by its innovative offline and online capability. The platform can be used to deploy almost any line-of-business application and manages content, traffic, session longevity and all other aspects of the wireless connection. When the device is out of coverage, the platform continues to track any and all user actions that require a future update to the corporate service and makes the changes when coverage is available.

Designed to allow the rapid development and deployment of applications for the Infowave Mobility Platform, the Infowave Mobility Composer can be used to build a new mobile version of line-of-business applications with a unique wizard-driven approach. It can be used by developers and non-IT personnel alike to build simple to complex solutions with a fraction of the effort traditionally required.

Symmetry(TM)

Symmetry is a wireless e-mail software service for individual Palm, Microsoft PocketPC and Smartphone and Symbian powered device users. Symmetry enables users to wirelessly access personal email such as POP3 or Microsoft Hotmail and Microsoft Exchange corporate e-mail, contacts, attachments and calendar information.

The service can be purchased and activated by the end-user, generally without the assistance of his or her enterprise's information technology department. It requires installation of Infowave's software on both of the client desktop or server and mobile device, as well as subscription to the Infowave Symmetry service. Symmetry is marketed directly by Infowave, through value added resellers and through global network operators under branded offerings.

The Symmetry service redirects e-mail and other personal information management
(PIM) information from the user's desktop or server source to a Symmetry Pro Gateway (server) managed by Infowave or other secure third-party providers. The Gateway manages the flow of information between the user's mobile device and desktop.

Symmetry is available in the following product options:

     o Symmetry Express - Desktop based wireless e-mail service for personal e-mail for individuals. The solution allows users to send and receive e-mail messages from their POP3, Yahoo Mail and Hotmail accounts directly from their integrated device.

     o Symmetry Pro - Desktop based wireless e-mail service for Microsoft Exchange business e-mail for individuals.

     o Symmetry Workgroup - Desktop based wireless e-mail service for Microsoft Exchange business e-mail for up to 10 users. The Workgroup Edition installs as a service on a single desktop and does not require any installation, administration or maintenance assistance from IT resources. This allows small and medium sized business or a single department to independently adopt a wireless e-mail and solution.

     o Symmetry Enterprise - Server based wireless e-mail service for Microsoft Exchange business e-mail for 10 or more users.

Symmetry is sold either as a package of software licenses, along with technical support and an annual service fee that will activate the product for one year from purchase or a service billed either as an annual subscription or as a monthly recurring service charge for each user. Revenues from Symmetry are recognized in straight-line amortization over the period of the service contract.

Infowave Mobile Operator Solution Suite

The Infowave Mobile Operation Solution Suite establishes a services platform for network operators to offer wireless data solutions directly for their own corporate customers on a variety of handheld devices. Starting with wireless e-mail and calendar for Microsoft Exchange, network operators can provide a turnkey messaging application as part of their portfolio of wireless data services.

Available as either an Infowave-hosted model or deployed in the network operator's own data centre, the Gateway solution can be installed quickly to support a network operator's marketing initiatives. Infowave offers a comprehensive "Go-to-Market" solution with its Symmetry branded offerings that will appeal to virtually every segment of the business market.

The Gateway is marketed and sold directly by Infowave to network operators as a complete solution suite to offer compelling products to its customers and generate additional revenues. Network operators can acquire the Gateway in a variety of flexible configurations including hosted and non-hosted models, and shared value-added services revenue.

Resellers

Infowave entered into a worldwide reseller agreement with Compaq (now HP) in April 2000. In March 2002, the Company entered into the HP Strategic Alliance and Sales Agreement that builds on previous sales, marketing and services agreements established between HP and Infowave. Under the terms of this agreement, HP and Infowave will collaborate on a comprehensive marketing and communication program and a sales engagement strategy designed to generate demand for software and services.

Any future revenue from HP will depend upon HP's success in reselling the Company's products through its various sales channels and upon HP continuing to resell such products. There can be no assurance, however, that this relationship with HP will prove successful or will generate material revenues for the Company. See "Risk Factors - Reliance on HP."

Infowave has developed an Authorized Partner Program for regional or specialty channel partners. This standardized program is designed to allow the Company to scale its relationships with many reseller partners and drive further revenue opportunities and market penetration. Infowave resellers include Handango, Rogers AT&T and MobilePlanet in North America and Airlan Data, Wireless Logic, Data Link, Handstep and Getronics NV in Europe. Any future revenue from these resellers will depend upon their success in reselling the Company's products through their various sales channels and upon these resellers continuing to resell such products. See "Risk Factors - Reliance on Key Third-Party Relationships."

Infowave also distributes its Symmetry products through wireless network operator distribution partners that include T-Mobile UK, Telus of Canada, CSL of Hong Kong and sunrise/TDC of Switzerland AG.

OEM and Embedded Partners

Infowave is working to establish OEM distribution partnerships and bundling agreements with hardware manufacturers (device, server, infrastructure) and enterprise software vendors (such as CRM, ERP, etc.). The intent is for Infowave products and technology to be embedded for distribution and installation with partner products.

Marketing Alliances

Infowave has entered into a select number of marketing alliances with carriers, hardware companies, and other software companies. Marketing alliance partners do not resell the Company's products, but rather engage in joint marketing initiatives such as customer referrals, events, and direct mail activities that create sales leads for Infowave. Infowave is engaged in marketing activities with companies such as Microsoft, HP, IBM, Indus, MRO, T-Mobile and Dell Computers.

COMPETITION

The emerging wireless infrastructure and mobile application marketplace is presenting a variety of choices in wireless products that are required to satisfy the diverse needs of enterprises and their different classes of mobile workers. There has been recent consolidation in the industry that has resulted in a lower number but stronger competitors.

Infowave has attempted to differentiate itself by offering intelligent support for multiple devices, platforms, networks, applications, and services with centralized management in addition to work-flow optimization by specific vertical industry. Infowave believes this approach will allow enterprise customers to optimize choice while leveraging their existing investments in hardware, software and training. Furthermore, Infowave has attempted to provide enterprise-grade security and optimization along with real-time access to both corporate applications and the Internet.

Infowave has also attempted to differentiate itself by providing value added software solutions to specific vertical industries via its acquisition of Telispark such as utilities, oil and gas, telecom and hi-tech field services obtained through its license of Deloitte's Industry Prints. This domain expertise and productivity efficiency enhancement knowledge results in increased understanding of Infowave's customer business issues to provide increased value through the sale of its software solutions.

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

STAFF HEADCOUNT

As at December 31, 2003, the Company had a total of 53 full time staff with approximately fifty percent engaged in research and development activities. The Company increased its total headcount to 90 full time employees on January 7, 2004 with the acquisition of Telispark. Due to the integration and restructuring initiatives of the Company during 2004, the Company has reduced total employees to 63 as at March 29, 2004. The Company's research and development employees are primarily software developers, many with extensive experience in the wireless area. The Company currently believes that there are sufficient available resources in the labour marketplace to meet its short-term needs.

RISK FACTORS

In addition to the other information contained in this Annual Report, readers should carefully consider the following risk factors that may have a material adverse effect on the Company's business, financial condition or results of operation.

History of Losses

The Company is not currently profitable and has incurred operating losses from continuing operations (calculated in accordance with Canadian Generally Accepted Accounting Principles) of $5,797,515, $9,763,740 and $19,413,246 for the years ended December 31, 2003, 2002 and 2001 respectively. The Company anticipates that its expenses may increase as the Company continues to increase its research and development, sales and marketing and general and administrative expenses and if it acquires additional assets or technology. The Company cannot predict if it will ever achieve profitability, and if it does, it may not be able to sustain or increase profitability. The Auditor's report on the 2003 consolidated financial statements includes additional comments for U.S. readers that states that conditions and events exist that cost substantial doubt about the Company's liability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wireless Industry Growth

There can be no assurance that the market for the Company's existing or proposed wireless software products will grow, that firms within the industry will adopt the Company's software products for integration with their wireless data software solutions, or that the Company will be successful in independently establishing product markets for its wireless software products. If the various markets in which the Company's software products compete fail to grow, or grow more slowly than the Company currently anticipates, or if the Company were unable to establish product markets for its new software products, the Company's business, results of operation and financial condition would be materially adversely affected.

Rapidly Changing Technologies

The wireless data communications market is characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Company's wireless software products will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products will achieve commercial success. The Company currently does and expects that it will continue to find itself competing in the market for wireless mobile computing software against other companies with significantly greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, or imitate the features of the Company's wireless mobile computing software, thereby reducing prices and thus, the Company's revenues and share of the market.

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

Management of Growth and Expenses

The Company has had a history of expanding rapidly and then was forced to reorganize and downsize to control expenses. This growth, as well as any future growth, and this downsizing as well as any future downsizing, has placed a significant strain on the Company's resources. The Company's ability to achieve and maintain profitability, if at all, will depend on its ability to manage growth and expenses effectively, to implement and expand operational and customer support systems, and to hire additional personnel or rationalize existing personnel. The Company may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. In addition, future growth may result in increased responsibilities for management personnel, which may limit their ability to effectively manage the Company's business.

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

Although the Company believes that it has the right to use all of the intellectual property incorporated in its software products, third parties may claim that the Company's software products violate their proprietary rights, including copyrights and patents. The cost of litigation necessary to defend the Company's right to use the intellectual property incorporated in its software products may be prohibitive. If any such claims are made and found to be valid or the Company determines it prudent to settle any such claims, the Company may have to reengineer its software products or obtain licenses from third parties to continue offering its software products or in whole or in part cease using such technology. Any efforts to re-engineer its' software products or obtain licenses from third parties or cease using such technology may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Enforcement of Civil Liabilities

The Company is a corporation organized under the laws of Canada. A number of the Company's directors and professional advisors are residing in Canada or outside of the U.S. All or a substantial portion of the assets of such persons are or may be located outside of the U.S. It may be difficult to effect service of process within the United States upon the Company or upon such directors or professional advisors or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liability of the Company or such persons under U.S. federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against the Company or such directors or professional advisors predicated solely upon the civil liabilities provisions of U.S. federal securities laws, or (ii) impose liability in original actions against the Company or such directors and professional advisors predicated solely upon such U.S. laws. However, a judgment against the Company predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the U.S. court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Potential Fluctuations in Quarterly Financial Results

The Company's financial results vary from quarter to quarter based on factors such as the timing of significant orders and contract completions and the timing of new product introductions. Any significant fluctuation in revenue could materially adversely affect the Company.

Operating results are difficult to predict and may fluctuate, which may contribute to fluctuations in our stock price

As a result of the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenue and operating results may fluctuate from period to period, and period to period comparisons may not be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. In past periods, our operating results have been affected by personnel reductions and related charges, charges related to losses on excess office facilities, and impairment charges for certain of our assets. Our operating results may be adversely affected by similar or other charges or events in future periods, which could cause the trading price of our stock to decline.

Certain of our expense decisions (for example, research and development and sales and marketing efforts and other business expenses generally) are based on predictions regarding our business and the markets in which we compete. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures and our operating results may be harmed.

Change in Sales Strategy and Reliance on a Small Number of Customers

A significant proportion of the Company's revenues are from a small number of customers with large orders. For 2003, revenue from three customers represented approximately 40% of revenues. During 2002, three customers accounted for approximately 63% of revenues. The Company has renewed its focus on larger Fortune 500 opportunities that have the potential for significant sales. Visibility for the timing of closing such deals is difficult, and the Company may experience swings in revenue, as single large opportunities can materially affect the revenue results of any quarter, and it is difficult to accurately predict revenue timing with these opportunities.

Introduction of New Products and Sales Mixture

Infowave launched a series of new products during the year to broaden and appeal to virtually every segment of the business market: Mobility Platform, Symmetry Pro, Symmetry Pro Enterprise, Symmetry Pro Workgroup and Symmetry Mobile Application Gateway. The Company also expanded its product offering with the Telispark Mobile Enterprise obtained through its acquisition of Telispark on January 7, 2004. It is too early at this time to determine how the market will accept the products or whether a significant amount of revenue will be generated from these products.

Certain Shareholders May Exercise Control Over Matters Voting Upon by the Shareholders

Certain of the Company's officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company's outstanding common shares as of December 31, 2003. While these shareholders do not hold a majority of the Company's outstanding common shares, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company's assets. This may prevent or discourage tender offers for the Company's common shares.

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

Effects of Restructuring Activities

The Company reduced its workforce during 2001 and 2002 and will continue to monitor the proper level of labor investment in future to manage expenses accordingly. There have been and may continue to be substantial costs associated with this workforce reduction related to severance and other employee-related costs and the Company's restructuring plan may yield unanticipated consequences, such as attrition beyond its planned reduction in workforce. This workforce reduction has placed an increased burden on the Company's administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel. As a result, the Company's ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

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

The suit by Visto Corporation may not be successful and could harm our financial results

On October 3, 2003 the Company was sued by Visto Corporation, a private company based in California for patent infringement relating to the system and method for synchronizing e-mail. On November 28, 2003, the Company filed a full answer and counterclaim to a claim previously brought by Visto Corporation, a private company based in California. We expect that the litigation, if it is not resolved before trial, will carry on for several years. It is not possible to predict accurately how much the litigation will cost, or its duration. The costs of litigation could have an adverse impact on our operating results in excess of our current expectations. The litigation may also distract our management team from operational matters, which could harm our business results. The Company may also not be successful in defending itself in this matter, which may have a material impact on our financial position and future operations.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition

The wireless mobility industry is undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships. We expect this consolidation and strategic partnering to continue. Acquisitions or other consolidating transactions could harm us in a number of ways including:

     o We could lose key strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

     o We could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and

     o Our current competitors could become stronger, or new competitors could form, from consolidations.

Any of these events put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

Potential acquisitions involve risks that could harm our business and impair our ability to realize potential benefits from acquisitions.

As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

     o Potential equity dilution, use of cash resources and incurrence or debt and contingent liabilities in funding acquisitions;

     o Large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

     o    Amortization expenses related to other intangible assets.

Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

     o Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;

     o Diversion of management's attention from other business concerns and the potential disruption of our ongoing business;

     o Impairment of relationships with employees, affiliates, advertisers and content providers of our business and the acquired business;

     o The assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

     o    Entrance into markets in which we have no direct prior experience.

If we are not successful in maintaining, managing and adding to our strategic relationships, our business and operating results will be adversely affected.

We rely on many strategic relationships with third parties in connection with our business, including relationship providing for distribution of our products and licensing of technology. The loss of current strategic relationships of the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We may not be able to replace these relationships with others on acceptable terms, or at all, or find alternative sources for resources that these relationships provide.

Financial forecasting of our operating results will be difficult because of the changing nature of our products and business, and our actual results may differ from forecasts.

As a result of the dynamic and changing nature of our products and business, and of the markets in which we compete, it is difficult to accurately forecast our revenues, gross margin, operating expenses and other financial and operating data. Our inability or the inability of the financial community to accurately forecast our operating results could result in our reported net income (losses) in a given quarter to differ from expectations, which could cause a decline in the trading price of our common stock.

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

                            ITEM 3: LEGAL PROCEEDINGS

On October 3, 2003 the Company was sued by Visto Corporation, a private company based in California for patent infringement relating to the system and method for synchronizing e-mail. On November 28, 2003, the Company filed a full answer and counterclaim to a claim previously brought by Visto Corporation, a private company based in California. Infowave has made a counterclaim against Visto for, among other things, a declaratory judgement of non-infringement and invalidity of a Visto patent. As well, the Company intends to continue to vigorously defend this matter and has retained Texas counsel and believes that the claim is without merit.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003. The Company held its annual general meeting for the year ended December 31, 2002 on June 30, 2003 that included several resolutions for vote by the Company's shareholders as described in the Company's Information Circular sent in June 2003 regarding this meeting.

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

PRICE RANGE OF COMMON SHARES

                             HIGH                 LOW
                            (CDN$)               (CDN$)
                            ------               ------
2001
   Q1: Jan - Mar             7.90                 2.40
   Q2: Apr - Jun             4.35                 2.05
   Q3: Jul - Sep             2.60                 0.36
   Q4: Oct - Dec             1.86                 0.38

2002
   Q1: Jan - Mar             1.99                 0.45
   Q2: Apr - Jun             0.60                 0.17
   Q3: Jul - Sep             0.22                 0.12
   Q4: Oct - Dec             0.50                 0.10
2003
   Q1: Jan - Mar             0.38                 0.19
   Q2: Apr - Jun             0.28                 0.15
   Q3: Jul - Sep             0.44                 0.19
   Q4: Oct - Dec             0.40                 0.18




As of March 26, 2004, there were 216,029,950 Common Shares issued and outstanding. At such date, there were approximately 308 shareholders of record, but this number includes those shares held in street or nominee names.

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

A common share will be taxable Canadian property to a U.S. Holder if, at any time during the 5 year period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm's length (or the U.S. Holder together with such persons) owned 25% or more of our issued shares of any class or series, or had options, warrants or other rights to acquire 25% or more of our issued shares of any class or series. In the case of a U.S. Holder to whom Common Shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. The Company believes that the value of our Common Shares is not derived principally from real property situated in Canada, and that no tax will therefore be payable under the Tax Act on a capital gain realized by a U.S. Holder on a disposition of Common Shares in the open market.

                         ITEM 6: SELECTED FINANCIAL DATA

Set forth below is certain selected financial information of the Company for each year in the five-year period ended December 31, 2003. The selected annual financial information is derived from the Company's audited financial statements. Annual sales for year 1999 relate only to the Wireless Division and exclude the Imaging Division. The selected financial information for the eight quarters prior to December 31, 2003 is derived from the unaudited quarterly financial statements of the Company. The Company's financial statements are expressed in United States dollars and prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"), which are not materially different from United States GAAP except as explained in note 15 of the financial statements included in "Item 8. Financial Statements and Supplementary Data." The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" along with the financial statements and notes thereto.

CANADIAN GAAP

                                                           YEARS ENDED DECEMBER 31 (AUDITED)
                                     -------------------------------------------------------------------------------
                                           1999            2000            2001            2002            2003
                                     --------------- --------------- --------------- --------------- ---------------
Income Statement Data

      Sales                                $355,001      $1,513,557      $3,189,253      $1,821,041      $1,624,820
                                     --------------- --------------- --------------- --------------- ---------------
      Loss for the year                   3,288,251      17,988,868      20,860,436       9,716,065       5,757,631
                                     --------------- --------------- --------------- --------------- ---------------
      Loss per share                           0.21            0.90            0.90            0.18            0.05
                                     --------------- --------------- --------------- --------------- ---------------
Balance Sheet Data

      Total assets                        8,054,492      12,445,349      13,657,675       4,158,757       9,935,349
                                     --------------- --------------- --------------- --------------- ---------------
      Long term obligations                       -               -               -               -         218,292
                                     --------------- --------------- --------------- --------------- ---------------
      Share capital                      12,526,949      35,148,040      42,447,141      56,539,360      65,700,311
                                     --------------- --------------- --------------- --------------- ---------------
      Cash dividends declared per
      Common Share                                -               -               -               -               -
                                     --------------- --------------- --------------- --------------- ---------------


UNITED STATES GAAP

                                          1999            2000            2001            2002            2003
                                     --------------- --------------- --------------- --------------- ---------------
Income Statement Data

      Sales                                $355,001      $1,513,557      $3,189,253      $1,821,041      $1,624,820
                                     --------------- --------------- --------------- --------------- ---------------
      Loss for the year                   3,344,326      18,198,480      20,986,922      10,138,827       5,757,631
                                     --------------- --------------- --------------- --------------- ---------------
      Loss per share                           0.21            0.90            0.79            0.17            0.05
                                     --------------- --------------- --------------- --------------- ---------------
Balance Sheet Data

      Total assets                        8,020,392      12,445,349      13,657,675       4,158,757       9,935,349
                                     --------------- --------------- --------------- --------------- ---------------
      Long term obligations                       -               -               -               -
                                     --------------- --------------- --------------- --------------- ---------------
      Share capital                     $13,325,593     $36,192,899     $43,618,486     $57,710,705     $67,409,071
                                     --------------- --------------- --------------- --------------- ---------------
      Cash dividends declared per
      Common Share                                -               -               -               -               -
                                     --------------- --------------- --------------- --------------- ---------------

                                                              QUARTER ENDED (UNAUDITED)
                           -------------------------------------------------------------------------------------------------
                              2002        2002        2002         2002        2003        2003         2003        2003
                               Q1          Q2          Q3           Q4          Q1          Q2           Q3          Q4
                           ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Income Statement

      Sales                  $325,261    $517,977     $676,415    $301,388    $411,856     $505,397    $381,395    $326,172
                           ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
      Loss for the period   3,376,025   4,234,514    1,069,608   1,035,918     955,460      919,970   1,505,648   2,376,553
                           ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
      Loss per share             0.09        0.07         0.02        0.02        0.01         0.01        0.01        0.02
                           ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------


       ITEM 7: MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the audited financial statements and notes thereto included in Item 8 of this Annual Report and the quarterly and selected financial information included in Item 6.

CORPORATE SUMMARY

Infowave Software, Inc. ("Infowave" or the "Company") provides enterprise mobile applications (EMA), including packaged configurable application software modules that integrate business operations required by mobile workers like asset management, field service and mobile e-mail as well as secure, scalable infrastructure software solutions for developing and deploying mobile solutions and infrastructure platforms. The Company sells direct to enterprises and end-users as well as indirectly through channel partners like independent software vendors (ISVs), System Integrators and network operators (carriers).

Focused on enabling organizations with mobile workforces since 1993, Infowave solutions enable mobile workers of all types to access critical enterprise information at the point of work, including work orders, internal communications, asset information, customer details, calendars, schedulization and other important data required to perform their job functions more effectively and productively. The Company provides a complete suite of mobile solutions, ranging from the e-mail service of Symmetry, to complete enterprise-grade application suites like Telispark Mobile Enterprise that streamlines and integrates business operations required by mobile workers, such as ERP, Field Service, Supply Chain and Asset Management operations. The Company also offers the Wireless Business Engine, a wireless platform for large corporations that provides access to e-mail and collaboration tools, corporate intranets, the Internet, Web-enabled applications and legacy and client/server applications from a wide range of wireless devices such as handheld computers, laptops, PDAs and emerging integrated phone devices. As well, it offers the Mobility Platform which offers users worry-free, remote access to behind-the-firewall business applications on Palm Powered or Pocket PC devices.

Over the last three years, our business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of wireless data infrastructure software technology to enable mobile access for enterprise employees to their corporate data applications. Due to the early initial adoption of mobile e-mail within our enterprise customer base, we leveraged our technology leadership position to increase our market efforts on this solution offering in order to stimulate additional customer opportunities with our more robust enterprise data mobile software product. This resulted in the creation of Infowave's network operator business unit which was focused at selling our wireless e-mail solution to network operators and their customers.

We have aggressively pursued development of these new businesses, both through internal initiatives and strategic acquisitions of businesses and technologies.

Infowave signed up several network operators during this period to offer its software solutions in the marketplace on a subscription based service revenue model basis which is based upon the volume of subscribers who pay a monthly service fee to Infowave via the network operator.

We continued to sell our wireless middleware software solutions to enterprise customers on a perpetual licensing basis with annual maintenance support and stimulated sales opportunities via pilot projects or trials. However, our overall results have been substantially affected over the last three years by weaker demand for our software products and services caused by macroeconomic conditions that have resulted in cutbacks in capital and information technology spending by our customers and potential customers. Some or all of these factors have principally impacted our operating results in the following ways:

     o A decline in demand for our business products and services resulting in declines in related revenues;

     o    Personnel reduction and related charges in 2002 and 2001; and

     o Losses on excess facilities and write down of assets in 2003, 2002 and 2001.

The following table sets forth certain financial data for periods indicated as a percentage of total net revenues:

                                                   2003              2002              2001
                                             ----------------- ----------------- -----------------
       Revenue                                     100%              100%              100%
       Costs of sales                               12%               22%               13%
                                             ----------------- ----------------- -----------------
       Gross margin                                 88%               78%               87%
                                             ----------------- ----------------- -----------------
       Operating expense
          Research and development                 117%              137%              169%
          Sales and marketing                      124%              212%              292%
          Administration                           113%              111%              139%
          Restructuring                              -                78%               39%
          Impairment                                38%                -                 -
          Depreciation and amortization             54%               76%               57%
                                             ----------------- ----------------- -----------------
       Total operating expenses                    446%              614%              696%
                                             ----------------- ----------------- -----------------
       Operating loss                              358%              536%              609%
                                             ----------------- ----------------- -----------------

In 2003, gross Research and development costs were 144%, which is net of 27.5% TPC investment contribution.

In January 2003, the Company entered into an agreement with Microsoft Corporation to develop and market solutions for mobile network operators based on the Windows Powered Microsoft mobile device platforms.

In May 2003, the Company entered into a co-marketing agreement with Dell in which the companies will cooperate in marketing Infowave's Wireless Business Engine solution with Dell's GPRS wireless access offerings to the U.K. business market.

In July 2003, the Company completed the acquisition of HiddenMind Techology, LLC based in North Carolina as well as the completion of two tranches of a brokered private placement of approximately US$3.6 million and the completion of the US$3.0 million private placement with Gerald Trooien. Also in July 2003, the Company appointed Jean-Francois Heitz and Jerry Meerkatz to its Board of Directors.

In October 2003, the Company completed the acquisition of the intellectual property assets of Sproqit Technologies, Inc., a wireless software company based in Kirkland, Washington.

In September 2003, the Company was made aware that Visto Corporation, a private company based in California, issued a press release stating that it had filed complaints alleging patent infringement against Infowave. In November, the Company filed a full answer and counterclaim to the claim previously brought by Visto.

In November 2003, Mr. Jerry Meerkatz was appointed Chief Executive Officer of the Company resulting in the replacement of the Office of the President with a more formal management structure. Mr. Meerkatz joined Infowave from Hewlett Packard, where he held several executive positions, most recently, Vice President and General Manager of Enterprise Mobility Solutions.

In December 2003, Infowave entered into an agreement with Technology Partnerships Canada ("TPC") for an investment up to $5.6 million (Cdn$7.3 million) to complement Infowave's investment in research and development. Under the terms of this agreement, TPC has agreed to contribute a specified percentage to match Infwave's investment in research and development expenses for a several year period up to a maximum of $5.6 million (Cdn$7.3 million). Based on the Company's current expectations of its future investment in research and development, the Company may not utilize the full benefit of this investment with TPC.

In January 2004, the Company entered into an Acquisition Agreement to acquire substantially all of the outstanding shares of Telispark Inc. ("Telispark"), a provider of enterprise mobility applications (EMA) software solutions. As well, it also announced a US$3.0 million convertible line of credit facility with Gerald Trooien, an existing shareholder and a director of Infowave.

In March 2004, the Company completed the issuance of a brokered private placement of units for gross proceeds of US$4.7 million (Cdn$6.1 million). Agents' commission and financing fees totaling $0.4 million (Cdn$0.5 million) and an additional 300,000 units were paid in connection with this private placement.

In March 2004, the Company entered into an agreement with Gerald Trooien to issue approximately 6 million common shares for $1.0 million (Cdn.$1.3 million) in a private placement financing. This private placement was subject to shareholder approval. Such approval was obtained on March 30, 2004, and the financing closed on March 31, 2004. The shares issued are subject to a four month hold period.

While Infowave made progress over the past 2003 fiscal year regarding its new Network Operator business initiative, expanded product offering and prudent expense management, revenue declined for the year ended December 31, 2003 over the prior year.

Management believes there are several events that will increase market growth and acceptance of wireless solutions in 2004. These include the commercial launch of 2.5G and 3.0G networks, and general availability of new integrated wireless devices and `Smartphone' devices from several vendors. These new devices and faster networks will provide the end-user with more service options and functionality than have been previously available. The Company has launched several new products to appeal to a broader range of the wireless data market. Despite these trends, management is aware of revenue risks associated with an emerging market. Revenue targets could be negatively affected by delays in the deployment of such networks, changes in technologies and consumer preferences. Management also recognizes that, as the market for wireless solutions grows, new entrants and competitors will emerge.

Infowave has expanded its product offering while renewing its focus on the enterprise market through its acquisition of Telispark on January 7, 2004. While Infowave has increased its value proposition with enterprise mobility application solutions targeted at specific vertical market segments, the sales cycles may be long and Infowave remains exposed to macroeconomic environment trends regarding capital expenditure spending by enterprise businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements require us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:

     o    Revenue recognition

     o    Continuing operations

     o    Basis of presentation

     o    Translation of foreign currency

     o    Income taxes

     o    Valuation of goodwill

     o    Valuation of deferred income taxes

Sources of Revenue and Revenue Recognition Policy

Revenues are derived from the sale of licenses and services and maintenance. License and maintenance revenues are normally generated from licensing our products to end-users and value added resellers or system integrators. Service revenues are generated from consulting services sold to end-users and software subscription services provided to customers.

As described below, significant management judgements and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgements or utilized different estimates.

License revenues are recognized on delivery of our solutions to the customer when all of the following conditions have been satisfied (SOP 97-2):

     o    There is persuasive evidence of an arrangement;

     o    The fee is fixed or determinable;

     o    The collection of the license fee is probable; and

     o The arrangement does not require significant customization of the software.

Some of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements meet the criteria for the service element to be accounted for separately as the services are performed as defined in SOP 97-2. Revenues for consulting services are generally recognized as the services are performed.

Revenues for multiple-element arrangements (which may include software licenses, maintenance and consulting services) are allocated among the component elements based upon the relative fair value of each element. The fair value of each element is determined by the price charged by us when that element is sold separately.

For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to the customer.

At the time of each transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due significantly after our normal payment terms, is based upon a variable matrix such as the minimum level of distribution or is subject to refund, we consider the fee to not be fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers but often require payments before or at the time products and services are delivered. If we determine that collection of a fee is not probable, we defer revenue until the time collection becomes probable, which is generally upon receipt of cash.

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

Service revenue attributable to consulting services or software subscription services is recognized as the services are provided by the Company.

Continuing operations

These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during each of the three years ended December 31, 2003, 2002 and 2001. To date, the Company has financed its continuing operations through revenue and the issuance of common shares. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

Income Taxes

In accordance with Generally Accepted Accounting Principles, we must periodically assess the likelihood that our future income tax assets will be recovered from future taxable income, and to the extent that recovery is not considered to be more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectations of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, our ability to project future results and any appreciation of our investments and other assets.

As of December 31, 2001, 2002 and 2003, we had recorded net deferred tax assets of nil. Due to the net losses incurred during this period, difficult financial conditions facing our industry and our customers, we determined that it was appropriate to maintain a full valuation allowance.

REVENUES

Total net revenues of the Company for the years ended December 31 are as follows:

            2003              Change              2002             Change            2001
     -------------------- ---------------- ------------------- --------------- ------------------
              $1,624,820       (11%)               $1,821,041      (43%)              $3,189,253
     -------------------- ---------------- ------------------- --------------- ------------------

Revenues are derived from the sale of licenses and services and maintenance. License and maintenance revenues are normally generated from licensing our products to end-users and value added resellers or system integrators. Service revenues are generated from consulting services sold to end-users and software subscription services provided to customers.

The decrease in the revenue is attributable to reduced sales of the Company's enterprise software solution in conjunction with slow adoption of subscribers by the Company's network operator distribution partners. The Company has signed a total of four network operator distribution partners for its Symmetry product line in 2002 and 2003. However, the sell-through revenue results through these carrier partners has been low.

Management believes a largely weaker global economy continues to restrict general corporate year on year spending on IT initiatives, which have hindered its sales results during the past several years.

Many companies require implementation of pilot project trials prior to making a significant purchase of wireless technologies. This results in extended sales cycles and greater uncertainty for timing the closing of deals. Although the Company was successful in converting a major enterprise customer pilot project into a large purchase during 2002 and 2003, there were a smaller number of conversions during the periods with many customers extending their trials of Infowave's software solution.

The Company cannot anticipate when pilots may convert to sales and there is a limited history to judge the market's acceptance of the newly launched Symmetry products. Revenues for a given quarter are difficult to estimate and may swing materially from each period.

Included with 2001 were amounts for contract services of approximately $570,000 derived under a contract with Intel, for which no revenues were generated during 2002.

The three largest customers accounted for the following percentage of total revenue of the Company:

          Three largest customers                   2003               2002               2001
--------------------------------------------- ------------------ ------------------ ------------------
Revenues                                          $649,928         $1,147,256         $1,945,444
Percentage of total revenues                            40%                63%                61%
--------------------------------------------- ------------------ ------------------ ------------------

The Company's geographical revenues are as follows with the largest attributable to customers located in the United States:

Geographical Location                          2003       Change              2002        Change             2001
---------------------                      ----------     ------            ----------    ------           ----------
United States                              $  881,200      (12%)            $1,001,573     (56%)           $2,264,370
Canada                                        150,482      (41%)               254,946     (69%)              829,206
Europe                                        557,138       10%                505,522      428%               95,677
Asia/Rest of World                             36,000      (39%)                59,000      N/A                     -
                                           -----------    ------            ----------    ------           ----------

Total                                      $1,624,820      (11%)            $1,821,041     (43%)           $3,189,253
                                           ----------     ------            ----------    ------           ----------

Approximately 54% of the Company's 2003 revenue was from customers in the United States, 9% from customers in Canada and 37% from customers in Europe and the rest of the world. This compares to 55% from the United States, 14% from Canada and 31% from Europe and the rest of the world in 2002. This also compares to 71% from the United States, 26% from Canada and 3% from Europe in 2001.

The Company does not currently experience any revenue fluctuations on a seasonal basis.

COST OF REVENUES

                                              2003        Change               2002       Change             2001
                                           ----------     ------            ----------    ------           ----------
Revenues                                   $1,624,820      (11%)            $1,821,041     (43%)           $3,189,253
Cost of Sales                                 199,704      (52%)               408,654      (2%)              416,082
                                           ----------     ------            ----------    ------           ----------
Gross Margin                                1,425,116        1%              1,412,387     (49%)            2,773,171
                                           ----------     ------            ----------    ------           ----------

Cost of revenues consists of product related costs including documentation and shipping, royalties to third parties for resale of technology and variable sales costs. During 2002, the Company's revenues included a higher percentage of a third party royalties resulting in lower gross margins. Gross margins for 2003 were 88%, compared to 78% in 2002 and 87% in 2001. Gross margins will fluctuate depending on the product revenue mix and on the sales of third party products.

OPERATING EXPENSES

                                              2003        Change             2002          Change          2001
                                           ----------     ------          -----------      ------       -----------

Total operating expenses                   $7,222,631      (35%)           $11,176,127      (50%)       $22,186,417
As a percentage of total revenues                446%                             614%                         696%


Total operating expenses for the Company (comprised of research and development, sales and marketing, administration, restructuring and depreciation charges) for 2003 were $7,222,631 (net of TPC investment contribution of $452,692) compared to $11,176,127 for 2002. Total operating expenses for 2001 were $22,186,417.

The Company's total operating expenses were lower in 2003 than the prior year due to the restructuring initiatives of the Company completed in 2002. The Company's expense rate was significantly higher during the first half of 2002, which was prior to the implementation of a cost-reduction initiative. The majority of this reduction is attributable to reduction in headcount over the first two quarters of 2002 in addition to reduction of office facilities. At the end of 2003, Company headcount was 54, compared to 41 at the end of 2002.

The Company's total operating costs were higher in 2001 than in 2002 primarily due to its investment in headcount, sales and marketing programs and expansion into new facilities. The Company had a total of 122 employees at the end of 2001 and reduced its cost structure in late 2001 with a restructuring resulting in reduction on headcount.

Research and Development

                                              2003        Change               2002        Change             2001
                                           ----------     ------            ----------     ------          ----------
Research and development                   $1,879,868      (25%)            $2,505,329      (54%)          $5,394,684
As a percentage of total revenues                117%                             137%                           169%

Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development.

Research and development (R&D) expenses were $1,879,868 in 2003 (net of TPC investment contribution of US$452,692 recorded in the fourth quarter of 2003 which has not been received by the Company to date), a decrease of 25% from $2,505,329 in 2002. The decrease in total R&D expense is primarily a result of reductions in R&D expense in the beginning of 2002 achieved through reductions in headcount and the amounts spent on contract personnel, as part of an overall plan to control costs partially offset by the Company's incremental investment due to its acquisition of HiddenMind Technologies in 2003. The TPC investment contribution is net of amortization of $1.5 million (Cdn$2.0 million) warrants to be issued by the Company to TPC in late 2005 and an amount relating to a third party consultant engaged to assist in the preparation of the TPC application. Subsequent to December 31, 2003, the agreement with this third party consultant was cancelled and the Company was released from any financial obligations relating to its agreement with this consultant. The Company focused R&D efforts on projects that, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

R&D expenses decreased by 54% in 2002 to $2,505,329 from $5,394,684 in 2001. The decrease in total R&D expense is primarily a result of reductions in R&D expense in the latter half of 2001 achieved through headcount reductions and reductions in the amounts spent on contract personnel, as the Company focused R&D efforts on projects that, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

Sales and Marketing

                                              2003           Change         2002        Change          2001
                                           ----------        ------      ----------     ------       ----------
Sales and marketing                        $2,013,556         (48%)      $3,855,068      (59%)       $9,298,149
As a percentage of total revenues                124%                          212%                        292%


Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral.

Sales and marketing expenses were $2,013,556 in 2003, a 48% decrease from $3,855,068 in 2002. The decrease in total sales and marketing expense is primarily due to headcount reductions, reductions in marketing, advertising and other public relations programs on a year-over-year basis.

Sales and marketing expenses were $3,855,068 in 2002, a 59% decrease from $9,298,149 in 2001. The decrease in total sales and marketing expense is primarily due to headcount reductions, reductions in marketing, advertising and other public relations programs due to restructuring efforts made in 2002.

Administration

                                              2003        Change        2002         Change       2001
                                           ----------     ------     ----------      ------    ----------
Administration                             $1,828,883      (9%)      $2,016,675       (54%)    $4,408,576
As a percentage of total revenues                113%                      111%                      139%


Administration expenses consist primarily of salaries, related personnel costs, fees for professional and temporary services and other general corporate and contractor costs.

Administration expenses were $1,828,883 in 2003, a 9% decrease from $2,016,675 in 2002. Cost savings were achieved from reductions in headcount on a year-over-year basis due to the Company's restructuring performed in 2002.

Administration expenses were $2,016,675, a 54% decrease from $4,408,576 in 2001. Cost savings were achieved from reductions in headcount on a year-over-year basis due to the Company's restructuring performed in 2002.

Depreciation and Amortization

Depreciation and amortization costs totaled $885,746 in 2003 compared to $1,383,675 in 2002. The year-over-year decrease is attributable to a lack of fixed asset acquisitions during the year offset by Infowave's acquisition of HiddenMind Technology and the intellectual property of Sproqit Technology in 2003. Depreciation and amortization costs totaled $1,383,675 in 2002 compared to $1,831,301 in 2001. The year-over-year decrease is attributable to lesser fixed asset acquisitions in 2002 than in 2001.

Restructuring and Asset Impairment Charges

In 2003, the Company had asset impairment charges of $614,578, which is primarily related to the writeoff of HiddenMind assets of $583,680.

In 2002, the Company charged restructuring costs of $1,415,380 related to the expense reduction initiative commencing early 2002 as described earlier. This included employee severance payments to 49 individuals of $354,834, lease termination costs of $282,793 related to the Bellevue, Washington office and write downs of fixed assets of $777,753.

The Company charged restructuring costs of $1,253,707 in 2001 that related to the expense reduction initiative performed in 2001, which is primarily attributable to reduction in employee headcount and write downs of fixed assets.

Interest and Other Income

Interest and other income for 2003 was $75,789 compared to $47,675 in 2002. The increase in income is attributable to an increase in cash and short-term investment balances.

Interest and other income for 2002 was $47,675 compared to $258,792 in 2001. The reduction in income is attributable to a decline in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments.

QUARTERLY FINANCIAL PERFORMANCE DURING THE YEAR ENDED DECEMBER 31, 2003

The following table summarizes un-audited financial performance for each quarter of 2003:

                                                                      Quarter ended
                                     --------------------------------------------------------------------------------
                                         Total        December 31     September 30       June 30         March 31
                                     -------------- ---------------- --------------- ---------------- ---------------
Revenue                                 $1,624,820         $326,172        $381,395         $505,397        $411,856
Costs of sales                             199,704           39,475          41,535           61,855          56,839
                                     -------------- ---------------- --------------- ---------------- ---------------
Gross margin                             1,425,116          286,697         339,860          443,542         355,017
                                     -------------- ---------------- --------------- ---------------- ---------------
Operating expense
   Research and development              1,879,868          300,337         623,476          466,252         489,803
   Sales and marketing                   2,013,556          648,099         628,728          380,455         356,274
   Administration                        1,828,883          701,509         436,686          372,901         317,787
   Restructuring                                 -                -               -                -               -
   Impairment                              614,578          614,578               -                -               -
   Depreciation and amortization           885,746          366,651         310,813           99,972         108,310
                                     -------------- ---------------- --------------- ---------------- ---------------
Total operating expenses                 7,222,631        2,631,174       1,999,703        1,319,580       1,272,174
                                     -------------- ---------------- --------------- ---------------- ---------------
Operating loss                           5,797,515        2,344,477       1,659,843          876,038         917,157
                                     -------------- ---------------- --------------- ---------------- ---------------



REVENUES

Revenue for the fourth quarter of 2003 was $326,172, an increase of 8% from $301,388 for the same period in 2002, and a decrease of 14% from $381,395 for the third quarter of 2003.

Infowave experienced lower revenue during the second half of 2003 due to low sales of its Symmetry product line via its network operator distribution partners. Revenues for the quarter ended June 30, 2003 included the conversion of a significant pilot opportunity for the Company's enterprise Wireless Business Engine software product line.

GROSS MARGIN

Gross margins for the fourth quarter were 88%, compared to 87% in the comparable period in 2002, and 89% in the third quarter of 2002. Gross margins will fluctuate depending on the product revenue mix and on the sales of third party products and were consistent during 2003

OPERATING EXPENSES

Research and development expenses were $300,337 (gross expenses of $753,029 less TPC investment contribution of US$452,692 recorded in the fourth quarter of 2003 which has not been received by the Company to date), which was a 16% decrease from $357,036 in the fourth quarter of 2002, and a 52% decrease from $623,476 in the third quarter of 2003. Increase in research and development expenses from the fourth quarter of 2002 to the fourth quarter of 2003 was primarily due the Company entering into a custom development and services agreement with Sproqit of which, approximately $300,000 was expensed during year ended December 31, 2003. The Company also increased its investment in research and development with its acquisition of HiddenMind Technology in 2003. The Company continues to focus its Research and development efforts on projects that, in its opinion, had the greatest potential to positively impact revenue in the short to mid-term.

This is increase was offset by the Company entering into an agreement during the quarter ending December 31, 2003 with Technology Partnerships Canada ("TPC") under which TPC committed to invest up to $5.6 million (Cdn$7.3 million) in Infowave to match Infowave's investment in research and development. Under the terms of this TPC agreement, the Company filed for TPC's investment based on the research and development investment made by Infowave during the fifteen month period ending December 31, 2003 which was offset by the amortization of $1.5 million (Cdn$2.0 million) in Infowave warrants to be granted to TPC by Infowave after October 1, 2005 based on the percentage of the investment to be made by TPC to date and an amount relating to a third party consultant engaged to assist in the preparation of the TPC application. Subsequent to December 31, 2003, the agreement with this third party consultant was cancelled and the Company was released from any financial obligations relating to its agreement with this consultant.

Sales and Marketing expenses were $648,099 a 43% increase from $453,498, in the fourth quarter of 2002, and a 3% increase from $628,728 in the third quarter of 2003. The increase in sales and marketing expenses was a result of increased headcount as well as significantly increased expenses related to marketing, advertising and other public relations activity where the Company believed that, in the short term, such investments would result in a commensurate increase in revenue.

Administration expenses were $701,509, a 118% increase from $321,600 the fourth quarter of 2002, and a 61% increase from $436,686 in the prior quarter. The increase in administration expenses during the fourth quarter was largely attributable to legal costs incurred with relation to the Visto lawsuit.

Depreciation and amortization costs totaled $366,651 in the fourth quarter of 2003 compared to $165,609 in the fourth quarter of 2002 and $310,813 in the third quarter of 2003. The year-over-year trend increase is attributable to the amortization of capital and intangible assets acquired in the acquisitions of Sproqit and HiddenMind during 2003.

INTEREST AND OTHER INCOME

Interest and other income for the fourth quarter of 2002 was $21,373 compared to $11,113 in the fourth quarter of 2002 and $27,042 in the third quarter of 2003. Fluctuations between this quarter and prior quarters are attributable to changes in cash and short-term investment balances as well as to a decrease in interest rates offered on short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, the Company raised gross funds of approximately $6.6 million resulting in net funds of approximately $6.5 million through offerings of its equity securities, net of issue costs.

The Company used $4,074,593 in operations during 2003, primarily due to the $5,757,631 loss from continuing operations.

Net cash for investing activities was $391,873, which largely consisted of capital expenditures during the year.

At December 31, 2003, the Company's cash, cash equivalents and short-term investments totaled $5,138,998. Included in this total amount is security of $150,000 held in short term investments to support a lease obligation. The Company does not engage in any foreign exchange or other hedging activities, and is not a counter party to any derivative securities transactions.

At December 31, 2003, the Company held accounts receivable of $331,202 net of allowances for doubtful accounts of $70,094. As well, the Company held TPC receivable of $798,038.

In conjunction with the signing of a Strategic Partnership and Sales Agreement in March 2002, the Company entered into a Convertible Loan Agreement with HP. Under this convertible loan agreement, HP will provide Infowave with a convertible revolving loan of up to $2.0 million. The principal amount outstanding under the loan may be converted into Common Shares at a price of $1.00 per share, at any time up to March 8, 2005, subject to adjustment in certain circumstances. Infowave may draw down amounts under the loan at anytime provided that certain standard working capital conditions are met. The principal amount outstanding bears interest at the prime rate plus 3.25%. Certain assets of Infowave, excluding its intellectual property, secure the convertible loan. Infowave has also granted HP the right to have observers attend meetings of the Board of Directors. Under the terms of this agreement, Infowave and HP were to achieve minimum annual sales targets, which were not met for the years ended December 31, 2002 and 2003. As a result of not attaining minimum annual sales targets required under the terms of the Convertible Loan Agreement, any draw downs by the Company require HP's prior written consent.

In December 2003, Infowave entered into an agreement with Technology Partnerships Canada ("TPC") for an investment up to $5.6 million (Cdn$7.3 million) to complement Infowave's investment in research and development. Under the terms of this agreement, TPC will contribute a specified percentage to match Infowave's investment in research and development expenses for a several year period.

In March 2004, the Company completed the issuance of a brokered private placement of units for gross proceeds of US$4.7 million (Cdn$6.1 million). Agents' commission and financing fees totaling $0.4 million (Cdn$0.5 million) and an additional 300,000 units were paid in connection with this private placement.

In March 2004, the Company also entered into an agreement with Gerald Trooien to issue approximately 6 million common shares for $1.0 million (Cdn$1.3 million) in a private placement financing. This private placement was subject to shareholder approval. Such approval was obtained on March 30, 2004, and the financing closed on March 31, 2004. The shares issued are subject to a four month hold period.

The Company has entered into lease agreements for premises and services. These leases have been treated as operating leases for accounting purposes. The approximate annual payment commitments for the following years are: $402,631
(2004), $258,059 (2005), $226,178 (2006), $226,178 (2007) and $113,088 (after
2007).

During the year ended December 31, 2003, the Company made operating lease payments totaling approximately $575,700 (2002 - $683,000; 2001 - $829,000).

The Company's principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents, short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months.

The Company currently has no planned significant capital expenditures for 2004 other than those in the normal course of business. In the future, we may seek to raise additional funds through public or private financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30,

2003. We have adopted SFAS No. 149, which had no effect on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We have adopted SFAS No. 150, which had no effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 in 2003 had no effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which, as subsequently amended, requires the consolidation of a variable interest entity by the primary beneficiary. FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity. FIN 46 is applicable to variable interest entities created after January 31, 2003. Entities created prior to February 1, 2003 must be consolidated in 2004. However, because the Company does not believe it has any variable interest entities, there is not expected to be any impact on the Company's consolidated financial statements.



In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The adoption of this consensus did not have a material impact on the Company's financial position, cash flows or results of operations as the Company follows SOP 97-2 for recognition of their software sales.

       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Although the Company reports in United States dollars, it conducts most of its transactions in Canadian dollars and therefore uses the Canadian dollar as its base currency of measurement. This results in an exposure to foreign currency gains and losses on the resulting U.S. dollar denominated cash, accounts receivable, and accounts payable balances. As of December 31, 2003, the Company has not engaged in any derivative hedging activities on foreign currency transactions and/or balances. Although foreign currency gains and losses have not historically been material, fluctuations in exchange rates between the United States dollar and other foreign currencies and the Canadian dollar could materially affect the Company's results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency exchange transactions, there can be no assurance that the Company will be successful in such hedging activities.

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

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              Financial Statements
                      (Expressed in United States dollars)




                             INFOWAVE SOFTWARE, INC.



                  Years ended December 31, 2003, 2002 and 2001

AUDITORS' REPORT TO SHAREHOLDERS

We have audited the consolidated balance sheets of Infowave Software, Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, after giving effect for the change in the method of accounting for stock-based compensation as explained in note 2(o), to the financial statements, on a consistent basis.

KPMG LLP (SIGNED)

Chartered Accountants
Vancouver, Canada
January 23, 2004, except as to note 3, which is as of March 31, 2004


COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(a) to the financial statements. Our report to the shareholders dated January 23, 2004, except as to note 3 which is as of March 31, 2004, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

KPMG LLP (SIGNED)

Chartered Accountants
Vancouver, Canada
January 23, 2004, except as to note 3 which is as of March 31, 2004

INFOWAVE SOFTWARE, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2003 and 2002

                                                                                ----------------------------
                                                                                   2003             2002
                                                                                -----------      -----------

Assets

Current assets:
  Cash and cash equivalents                                                     $ 4,911,605      $ 2,755,929
  Short-term investments                                                            227,393          355,614
  Accounts receivable, net of allowance of $70,094 (2002 - $67,125)                 331,202          394,712
  Technology Partnership Canada ("TPC") receivable (note 4)                         798,038               --
  Inventory                                                                              --              951
  Prepaid expenses (note 9)                                                         334,534          135,402
                                                                                -----------      -----------
                                                                                  6,602,772        3,642,608

Fixed assets (note 6)                                                               526,330          490,783

Intellectual property assets held for sale (note 8)                               1,018,681               --

Intangible assets (note 7)                                                        1,562,566               --

Other assets (note 3(a))                                                            225,000           25,366
                                                                                -----------      -----------
                                                                                $ 9,935,349      $ 4,158,757
                                                                                ===========      ===========


Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                      $ 1,333,064        $ 463,096
  Deferred revenue                                                                  284,800          364,847
                                                                                -----------      -----------
                                                                                  1,617,864          827,943


Long-term liabilities (note 4)                                                      218,292               --

Shareholders' equity:
  Share capital (note 12):
    Authorized:  Unlimited voting common shares without par value
    Issued:  148,369,989 (2002 - 66,439,578) common shares                       65,700,311       56,539,360
  Additional paid in capital                                                         15,941           15,941
  Other equity instruments (notes 5(a) and 12(f)(vii))                            2,150,511        1,613,096
  Deficit                                                                       (60,099,773)     (54,342,142)
  Cumulative translation account                                                    332,203         (495,441)
                                                                                -----------      -----------
                                                                                  8,099,193        3,330,814
                                                                                -----------      -----------
                                                                                $ 9,935,349      $ 4,158,757
                                                                                ===========      ===========



Continuing operations (note 2(a))
Commitments and contingencies (note 15)
Subsequent events (note 3)

See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

                                                                    -------------------------------------------------
                                                                        2003                2002              2001
                                                                    ------------       ------------      ------------
Revenues:
  Sales                                                             $  1,624,820       $  1,821,041      $  3,189,253
  Cost of sales                                                          199,704            408,654           416,082
                                                                    ------------       ------------      ------------
                                                                       1,425,116          1,412,387         2,773,171

Expenses:
  Research and development (note 4)                                    1,879,868          2,505,329         5,394,684
  Sales and marketing                                                  2,013,556          3,855,068         9,298,149
  Administration                                                       1,828,883          2,016,675         4,408,576
  Restructuring (note 14)                                                     --          1,415,380         1,253,707
  Impairment (note 2(i))                                                 614,578                 --                --
  Depreciation and amortization                                          885,746          1,383,675         1,831,301
                                                                    ------------       ------------      ------------
                                                                       7,222,631         11,176,127        22,186,417
                                                                    ------------       ------------      ------------

Operating loss                                                         5,797,515          9,763,740        19,413,246

Other earnings (expenses):
  Interest and other earnings                                             75,189             47,675           258,792
  Interest and financing costs                                           (35,305)                --        (1,705,982)
                                                                    ------------       ------------      ------------

Loss for the year                                                      5,757,631          9,716,065        20,860,436

Deficit, beginning of year                                            54,342,142         44,626,077        23,765,641
                                                                    ------------       ------------      ------------
Deficit, end of year                                                $ 60,099,773       $ 54,342,142      $ 44,626,077
                                                                    ============       ============      ============


Loss per share, basic and diluted                                   $       0.05       $       0.18      $       0.90
                                                                    ============       ============      ============

Weighted average number of shares outstanding                        104,913,864         52,877,973        23,125,831
                                                                    ============       ============      ============


See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


                                                                    -----------------------------------------------------
                                                                        2003                2002                 2001
                                                                    ------------        ------------        -------------
Cash flows from operations:

  Loss for the year                                                 $ (5,757,631)       $ (9,716,065)       $ (20,860,436)
  Items not involving cash:

    Depreciation and amortization                                        885,746           1,383,675            1,831,301
    Amortization of TPC warrants (note 4)                                218,292                  --                   --
    Impairment (notes 2(i) and 14)                                       614,578             777,753              287,585
    Non-cash interest and financing costs                                     --                  --            1,590,184
    Stock-based compensation (note 12(c))                                158,236              15,941                   --
    Allowance for obsolescence of inventory                                1,071              46,206               30,000

  Changes in non-cash operating working capital:

    Accounts receivable                                                  138,224           1,067,848           (1,036,049)
    TPC receivables                                                     (737,446)                 --                   --
    Inventory                                                                 --              49,891                8,913
    Prepaid expenses and deposits                                       (156,729)             48,918              176,496
    Accounts payable and accrued liabilities                             243,931          (1,090,219)             569,201
    Deferred revenue                                                    (147,487)             82,302               91,316
                                                                    ------------        ------------        -------------
                                                                      (4,539,215)         (7,333,750)         (17,311,489)

Cash flows from investing activities:

  Redemption (purchase) of short-term investments, net                   190,360              (6,371)           6,071,499
  Purchase of fixed assets                                              (201,984)           (113,717)          (2,288,424)
  Other assets                                                                --             (25,604)                  --
  Proceeds on disposal of assets                                              --              11,807                   --
  Acquisition costs                                                     (380,250)                 --                   --
                                                                    ------------        ------------        -------------
                                                                        (391,874)           (133,885)           3,783,075

Cash flows from financing activities:
  Issuance of shares and special warrants for cash,
    net of issue costs                                                 6,624,025           1,031,657           20,303,441

Foreign exchange gain (loss) on cash and cash
  equivalents held in a foreign currency                                 462,740             104,177              (55,389)
                                                                    ------------        ------------        -------------

Increase (decrease) in cash and cash equivalents                       2,155,676          (6,331,801)           6,719,638

Cash and cash equivalents, beginning of year                           2,755,929           9,087,730            2,368,092
                                                                    ------------        ------------        -------------

Cash and cash equivalents, end of year                              $  4,911,605        $  2,755,929        $   9,087,730
                                                                    ============        ============        =============


INFOWAVE SOFTWARE, INC.
Consolidated Statements of Cash Flows, Continued
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


                                                                    -------------------------------------------------
                                                                        2003                2002              2001
                                                                    ------------       ------------      ------------
Supplementary information:
  Interest paid                                                      $     4,487        $     7,958       $    48,727
  Interest received                                                       70,702             70,189           243,033
  Non-cash transactions:
    Issuance of common shares and warrants
      on acquisitions (notes 5 and 8)                                  2,916,105                 --                --
    Conversion of special warrants into
      common shares (note 12(g)(ii))                                          --         13,095,742         7,243,914
    Warrants issued for financing costs (note 12(g)(i))                       --                 --         1,613,096
    Acquisition costs                                                    466,669                 --                --
                                                                    ============       ============      ============



See accompanying notes to consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



1.   OPERATIONS:

     Infowave Software Inc. (the "Company" or "Infowave") was formed on February 21, 1997, following the amalgamation of GDT Softworks Inc., Infowave Wireless Messaging Incorporated and G.W. McIntosh Holdings Ltd. and is incorporated under the laws of the Province of British Columbia. The principal business activities of the Company are software development and sales.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Continuing operations:

         These financial statements have been prepared on a going concern basis notwithstanding the fact that the Company has experienced operating losses and negative cash flows from operations during each of the three years ended December 31, 2003. To date, the Company has financed its continuing operations through revenue and equity financing. Continued operations of the Company will depend upon the attainment of profitable operations, which may require the successful completion of external financing arrangements.

         Together with estimated revenue, the exercise of options and warrants and the recent equity financings in March 2004 (notes 3(c) and (d)) totaling approximately $5.7 million (Cdn$6.0 million), management believes that existing working capital is sufficient to meet the Company's projected working capital and cash requirements for 2004. However, unanticipated costs and expenses or lower than anticipated revenues could necessitate additional financing or reductions in expenditures which may include further restructuring of the Company. There can be no assurance that such financing, if required, will be available on a timely or cost effective basis. To the extent that such financing is not available or reductions in expenditures are required, the Company may not be able to or may be delayed in being able to commercialize its products and services and to ultimately attain profitable operations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

     (b) Basis of presentation:

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiary, Infowave USA Inc., which was incorporated on July 1, 2000. All intercompany transactions and balances have been eliminated on consolidation. Material differences between the accounting principles used in these financial statements and accounting principles generally accepted in the United States are disclosed in note 19.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Cash and cash equivalents:

         Cash and cash equivalents include short-term deposits, which are highly liquid interest bearing marketable securities with maturities of ninety days or less when acquired. Short-term deposits are valued at cost.

     (d) Government assistance:

         Government assistance is recorded as either a reduction of the cost of the applicable capital assets or credited against related expenses incurred in the statement of operations, as determined by the terms and conditions of the agreements under which the assistance is provided to the Company and the nature of the costs incurred. Government assistance is recognized when receipt of the assistance is reasonably assured. The Company recognizes the liability to repay the government assistance in the period in which conditions arise that will cause the assistance to be repayable.

     (e) Short-term investments:

         Short-term investments, which consist of investment grade interest bearing securities having terms to maturity when acquired of greater than ninety days but less than one year, are stated at the lower of cost and fair market value. Short-term investments include accrued interest on interest bearing securities classified as short-term investments.

     (f) Inventory:

         Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method.

     (g) Fixed assets:

         Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates:


         ---------------------------------------------------------------------------------------
         Asset                                          Basis                   Rate
         -------------------------------------------    -----------------       ----------------
         Computer equipment and system software         Straight-line           3 years
         Computer software                              Straight-line           2 years
         Leasehold improvements                         Straight-line           shorter of lease
                                                                                term or 5 years
         Office equipment                               Declining balance       20%
         Software licenses and purchased source code    Declining balance       30%




INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (h) Intangible assets:

         Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.

         Intangible assets acquired in acquisitions with finite useful lives are amortized over their estimated useful lives of 3 years using the straight-line method. The amortization methods and estimated useful lives of intangible assets are reviewed at least annually.

     (i) Impairment of long-lived assets and assets to be disposed:

         In December 2002, the CICA issued Section 3063, "Impairment of Long-Lived Assets." This new section establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets, and replaced the write-down provisions of Section 3061, "Property, Plant and Equipment." In accordance with Section 3063, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company adopted Section 3063 on January 1, 2003. Prior to the adoption of the Section 3063, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the excess of the carrying value over the undiscounted expected cash flows.

         During the year ended December 31, 2003, the Company reassessed the portfolio of its intellectual property assets and their future cash flow projections, and determined that certain assets were not recoverable. The Company recorded an impairment loss of $614,578 during the year ended December 31, 2003, primarily on the intangible assets acquired from HiddenMind (note 5). The impairment charge is equal to the amount by which the asset's carrying amount exceeded the net present value of their estimated discounted future cash flows.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Impairment of long-lived assets and assets to be disposed (continued):

         In December 2002, the CICA issued new Section 3475, "Disposal of Long-Lived Assets and Discontinued Operations," which applies to disposal activities initiated on or after May 1, 2003. This new section establishes standards for the recognition, measurement, presentation and disclosure of the disposal of long-lived assets. It also establishes standards for the presentation and disclosure of discontinued operations, whether or not they include long-lived assets. Under new Section 3475, assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. New Section 3475 replaced the disposal provisions of Section 3061, "Property, Plant and Equipment," and previous Section 3475, "Discontinued Operations".

         There was no impact on the Company's financial position or results of operations on adoption of Section 3063 and new Section 3475.

     (j) Income taxes:

         Future income tax assets and liabilities are determined based on temporary differences between the accounting and tax basis of the assets and liabilities and loss carryforwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future tax asset if it is not more likely than not that the asset will be realized.

     (k) Translation of foreign currency:

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (l) Revenue recognition:

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

         Revenue on software development contracts is recognized on the percentage of completion basis. The basis of measurement in determining the work accomplished is hours of work completed. Payments received in advance for software support and maintenance are deferred and amortized over the term of the contract. The Company believes that its accounting policies comply with Statement of Position ("SOP") 97-2 issued by the American Institute of Certified Public Accountants as amended.

         Amounts received in advance of meeting these revenue recognition criteria are recorded as deferred revenue.

     (m) Cost of sales:

         Cost of sales includes the cost of commissions, royalties, hardware, packaging and distribution costs associated with software license and related revenue.

     (n) Research and development costs:

         Research costs are expensed as incurred. Development costs are expensed as incurred unless certain specific criteria for deferral have been met. No development costs have been deferred in the years ended December 31, 2003, 2002 and 2001 as the criteria for deferral were not met.

     (o) Stock-based compensation:

         The Company has a stock-based compensation plan, which is described in note 12(d). Effective January 1, 2002, the Company adopted the new Recommendation of the Canadian Institute of Chartered Accountants Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. The Company applies Section 3870 prospectively to all stock-based payments to employees and non-employees granted on or after January 1, 2002.

         The Company accounts for all options granted to employees, including directors, under the intrinsic value method, whereby the excess, if any, of the quoted market value of the stock at the date of grant over the exercise price of the option is recorded as stock based compensation expense. As the exercise price of options granted is equal to the market value on the measurement date, the Company has determined that the application of this accounting policy did not effect reported results of operations for the years ended December 31, 2003 and 2002.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (o) Stock-based compensation (continued):

         Options granted to non-employees on or after January 1, 2002 are accounted for under the fair value based method. Under this method, options granted to non-employees are measured at their fair value and recognized as the options are earned.

         Prior to January 1, 2002, the Company accounted for stock-based compensation by the settlement method under which no compensation expense is recognized for options granted and proceeds received on exercise are credited to share capital. Due to the nature of the Company's stock options plans, no transition adjustments were required to be recognized on adoption of the polices effective January 1, 2002.

     (p) Advertising costs:

         Expenditures related to advertising are expensed in the period the first associated advertising takes place.

     (q) Financing costs:

         Financing costs incurred prior to the completion of a financing are deferred and are expensed if the financing is abandoned. If the transaction is completed, all financing costs are recorded as a reduction of the stated value of the applicable equity.

     (r) Loss per share:

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

     (s) Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, management estimates are required in the determination of provisions for doubtful accounts receivable and sales returns. Actual results could differ from those estimates.

     (t) Comparative figures:

         Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


3.   SUBSEQUENT EVENTS:

     (a) On January 7, 2004, Infowave entered into a Stock Purchase Agreement under which it has acquired control of, and will ultimately acquire all of the outstanding shares of, Telispark Inc. ("Telispark"), a provider of enterprise mobility applications software solutions based in Arlington, Virginia. Pursuant to the terms of the agreement, Deloitte Consulting L.P., the largest shareholder of Telispark, will hold approximately 19%, but no more than 19.9%, of the issued and outstanding Infowave common shares upon completion of Infowave's acquisition of the Telispark shares. Under the terms of the acquisition agreement, Infowave will pay a total of $8.4 million for the purchase of all of the issued and outstanding common shares of Telispark, payable in approximately 46 million Infowave common shares, issuable in two tranches. Infowave has completed the initial purchase of approximately 76% of Telispark shares. Infowave will acquire the remaining Telispark common shares, subject to a number of conditions precedent, including shareholder approval. Such approval was obtained on March 30, 2004. The number of Infowave common shares issued in the second tranche may increase by up to approximately 2.1 million Infowave common shares in the event that the weighted average Infowave common share price declines prior to closing of the second tranche. Infowave has also assumed Telispark employee stock options which will be exercisable into approximately 1.9 million common shares of Infowave. At December 31, 2003, related acquisition costs comprising primarily of professional fees totaling $225,000 were accrued and deferred.

     (b) On January 8, 2004 the Company arranged a $3.0 million line of credit facility with Gerald Trooien, a shareholder, as a condition to the acquisition of Telispark. The credit facility has been arranged to give Infowave access to additional working capital to carry out its current objectives. Any amounts borrowed under the credit facility will be repayable on December 31, 2005, together with interest accrued at a Canadian Chartered bank's prime rate plus eight per cent. If Infowave arranges alternative equity or debt financing within 150 days, the amount available under the credit facility will be reduced by the amount of the additional financing.

         As consideration for providing the credit facility, Infowave will issue Mr. Trooien warrants entitling him to acquire a minimum of 7.5 million and a maximum of approximately 18.5 million Infowave common shares. The specific number of warrants to be issued will be based on the total principal amount of the credit facility which is available to Infowave, after giving effect to any reduction in the credit limit as described above, divided by the exercise price of the warrants. Each warrant issuable under this arrangement entitles Mr. Trooien to purchase one Infowave common share at a price of $0.16 (Cdn$0.21) for a period of three years. The credit facility and the issuance of warrants were subject to shareholders' approval. Such approval was obtained on March 30, 2004.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


3.   SUBSEQUENT EVENTS (CONTINUED):

     (c) On February 16, 2004 the Company entered into an agreement with two agents (collectively the "Agents") for a private placement offering of units at a price of $0.17 (Cdn$0.22) per unit. The Agents have agreed to offer the units on a commercially reasonable efforts basis. Each unit shall consist of one common share and one half of one common share purchase warrant. Each whole warrant will entitle the holder to acquire one common share for a period of two years from the closing date at a price of $0.22 (Cdn$0.29) per common share. The common shares and warrants comprising the units will be subject to a four month hold period. On March 11, 2004, the Company completed the issuance of a brokered private placement of 27,931,818 units for gross proceeds of $4.7 million (Cdn$6.1 million). Agents' commission and financing fees totaling $0.4 million (Cdn$0.5 million) and an additional 300,000 units were paid in connection with this private placement financing.


     (d) In March 2004, the Company entered into an agreement with Gerald Trooien to issue approximately 6 million common shares for $1.0 million (Cdn$1.3 million) in a private placement financing. This private placement was subject to shareholder approval. Such approval was obtained on March 30, 2004, and the financing closed on March 31, 2004. The shares issued are subject to a four month hold period.


4.   TECHNOLOGY PARTNERSHIP CANADA RECEIVABLE:

     On December 9, 2003, Infowave announced that it had received a $5.6 million (Cdn$7.3 million) investment commitment from Technology Partnerships Canada ("TPC") to support research and development in wireless networking. This investment is part of a $20.5 million (Cdn$26.5 million) project by Infowave to develop a software platform for secure wireless networking through mobile devices. This investment will be provided to Infowave over time and is based on a contribution equal to 27.5% of eligible costs. Infowave has agreed to pay a royalty on gross sales and, subject to regulatory approval, will issue to TPC $1.5 million (Cdn$2 million) worth of five-year common share purchase warrants on or after October 1, 2005 with an exercise price equal to the then current value of the common shares. As a result of this financial obligation, the fair value of the warrants of Cdn$2 million will be recognized through amortization and expensed to offset the funding benefit recognized, based on the proportion that the amount received from TPC funding relative to the total funding approved. The amount amortized during the year ended December 31, 2003 was $218,292 and was recorded as a long-term liability at December 31, 2003 to recognize the Company's obligation to issue the warrants in the future. Infowave engaged a third party consultant to assist in the preparation of the TPC funding application and incurred expenses totaling $113,713 during the year ended December 31, 2003. Subsequent to December 31, 2003, the agreement with the third party consultant was cancelled and the Company was released from any financial obligations relating to its agreement with the consultant. During the year ended December 31, 2003, the Company claimed $798,038 under the TPC commitment that has been recorded as a reduction of research and development expense, net of amortization of the warrants.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


5.   ACQUISITION:
     On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind Technology, LLC ("HiddenMind"), a wireless software company based in Cary, North Carolina. Under the terms of the Asset Purchase Agreement, Infowave acquired substantially all of the assets of HiddenMind in exchange for 14,966,034 units, each unit comprising one common share and one-half of a share purchase warrant to be issued to the shareholders of HiddenMind giving rise to an aggregate purchase price of $2,031,105 based on exchange rates in effect at the date the terms of the arrangement were agreed to and announced. Such amount has been allocated to the underlying warrants based on fair value estimates using the Black-Scholes pricing model as to $537,415 and $1,493,690 to the underlying common shares (note 12(f)(ii)).

     The transaction has been accounted for as a business combination by the purchase method, with Infowave identified as the acquirer. The fair value of the consideration issued has been assigned to the assets acquired based on their fair values, as determined through an independent valuation at the consummation date of the acquisition.

     The following table summarizes the estimated fair value of the assets acquired at the date of acquisition.


                                                                 ----------
     Intellectual property                                       $2,013,605
     Employment contracts                                           292,500
     Patents                                                         50,000
     Customer relationship                                           25,000
     Computer equipment                                             150,000
                                                                 ----------
     Total assets acquired                                        2,531,105
                                                                 ----------
     Purchase price                                              $2,531,105
                                                                 ==========


     Consideration:

     Common shares and warrants                                  $2,031,105
     Acquisition costs                                              500,000
                                                                 ----------
                                                                 $2,531,105
                                                                 ==========


     The following table presents unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 as if the acquisition of HiddenMind had occurred on January 1, 2002. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.


                                                                   -----------------------------
                                                                      2003              2002
                                                                   ----------        -----------
                                                                            (unaudited)
     Revenue                                                       $1,728,560        $ 2,582,825
     Loss for the year                                              7,617,693         30,120,105
                                                                   ----------        -----------
     Loss per share                                                $     0.05        $      0.40
                                                                   ==========        ===========



INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

6.   FIXED ASSETS:



                                                                   ---------------------------------------------------------
                                                                                         Accumulated             Net book
     2003                                                              Cost              depreciation            value
     --------------------------------------                        -------------         -------------           -----------
     Computer equipment and system software                        $   1,940,519         $   1,721,724           $   218,795
     Computer software                                                 2,409,153             2,267,635               141,518
     Leasehold improvements                                              126,808                83,250                43,558
     Office equipment                                                    203,150               118,254                84,896
     Software licenses and purchased source code                          73,855                36,292                37,563
                                                                   -------------         -------------           -----------
                                                                   $   4,753,485         $   4,227,155           $   526,330
                                                                   =============         =============           ===========





                                                                   ---------------------------------------------------------
                                                                                         Accumulated             Net book
     2002                                                               Cost             depreciation            value
     --------------------------------------                        -------------         -------------           -----------
     Computer equipment and system software                        $   1,602,594         $   1,319,154           $   283,440
     Computer software                                                 1,812,971             1,795,718                17,253
     Leasehold improvements                                              245,603               189,217                56,386
     Office equipment                                                    262,693               173,850                88,843
     Software licenses and purchased source code                          60,634                15,773                44,861
                                                                   -------------         -------------           -----------
                                                                   $   3,984,495         $   3,493,712           $   490,783
                                                                   =============         =============           ===========



7.   INTANGIBLE ASSETS:

     Intangible assets as of December 31, 2003 comprise of the following from the acquisition of HiddenMind (note 5):


                                                                   ---------------------------------------------------------
                                                                                         Accumulated
                                                                                         amortization
                                                                                             and                  Net book
                                                                        Cost              write-down                value
                                                                   -------------         -------------         -------------
                                                                                            (note 13)
     Intellectual property                                         $   2,177,543         $     856,622         $   1,320,921
     Employment contracts                                                316,314               123,984               192,330
     Patents                                                              54,071                21,194                32,877
     Customer relationship                                                27,035                10,597                16,438
                                                                   -------------         -------------         -------------
                                                                   $   2,574,963         $   1,012,397         $   1,562,566
                                                                   =============         =============         =============


INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


8.   INTELLECTUAL PROPERTY ASSETS HELD FOR SALE:

     On October 21, 2003, the Company acquired intellectual property assets of Sproqit Technologies, Inc ("Sproqit"), a wireless software company based in Kirkland, Washington. Sproqit offers a mobile application platform that enables users to obtain email and other data via hand held personal digital assistant and smartphone wireless devices running various operating systems. Under the terms of the acquisition agreement, the Company acquired all of the intellectual property assets of Sproqit and in consideration issued 4,038,550 common shares to Sproqit. The value assigned to the intellectual property assets was determined as follows:



     Consideration:
         Common shares                   $     885,000
         Acquisition costs                     142,603
                                         -------------
                                         $   1,027,603
                                         =============


     The common shares are subject to a four-month hold period. Sproqit holds an option for one year to purchase back all of the intellectual property assets sold to the Company for cash consideration equal to the original purchase price plus a premium of 20%. Pursuant to the Option Agreement, dated September 23, 2003 between Infowave and Sproqit, in the event that the purchase option is exercised by Sproqit, Infowave will license the intellectual property on an exclusive basis in its core markets at preferential royalty rates. In the event that the option is not exercised by Sproqit, Infowave will retain ownership of the intellectual property with no future royalties payable to Sproqit. In December 2003, management determined that these intellectual property assets were non-strategic for the Company. As such the Company and Sproqit agreed to extend the Option Agreement for an additional year. The intellectual property assets have been classified as assets held for sale in these consolidated balance sheet as of December 31, 2003 in anticipation of such option exercise by Sproqit before the expiration of the Option Agreement in September 2005.

9.   PREPAID EXPENSES:

     In September 2003, the Company entered into a Custom Development and Services Agreement with Sproqit whereby the Company engaged Sproqit to develop mobile communication software interface for a total of $350,000. The Company also provided Sproqit with a commitment to provide an advance up to $200,000. During the year ended December 31, 2003, the Company advanced a total of $400,000 to Sproqit pursuant to the Agreement. Sproqit completed approximately $295,000 in services by December 31, 2003. The balance of the Company's advance, net of development costs incurred at December 31, 2003 of $105,000 is included in prepaid expenses, of which $55,000 will be applied to development services to be completed by Sproqit in 2004, and the remainder to be refunded by Sproqit upon the completion of the development services.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


10.  OPERATING LOAN:

     During the year ended December 31, 2001, the Company entered into an agreement with Thomas Koll, Chief Executive Officer of the Company at that time, for a credit facility in the amount of $5,000,000. The Company was able to draw down the credit facility at its discretion, with the principal outstanding under the loan bearing interest at a rate of 8% per annum, payable at maturity. The loan amounts drawn were secured by a first charge on all of the assets of the Company and were to be due and payable on demand on or after January 23, 2002. The Company also agreed to pay Thomas Koll $50,000 as reimbursement for his legal expenses incurred with respect to the operating loan. In addition, the Company issued warrants to Thomas Koll (note 12(f)(vii)). Prior to December 31, 2001, the Company repaid all amounts that were outstanding under this facility and terminated the agreement.



11.  RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 2003, the following related party transactions occurred:

     (a) The Company performed $100,000 (2002 - nil; 2001 - nil) in professional services for a firm owned by a director of the Company of which $50,000 (2002 - nil; 2001 - nil) has been received in cash. In addition, the Company sold $8,600 (2002 - nil; 2001 - nil) to the firm and the firm purchased $7,676 in products from the Company during the year.

     (b) The Company incurred $10,000 (2002 - $34,825; 2001 - $110,000) for legal and consulting services to a firm controlled by a former director of the Company;

     (c) The Company incurred interest of nil (2002 - nil; 2001 - $42,184) to Thomas Koll, in connection with the operating loan (note 10);

     (d) The Company recognized revenue of nil (2002 - nil; 2001 - $467,500) to a company that has a common director;

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



12.  SHARE CAPITAL:

     The share capital of the Company is as follows:

     (a) Authorized:

              Unlimited voting common shares without par value.

     (b) Issued:



                                                                                --------------------------------------
                                                                                  Number
                                                                                 of shares                   Amount
                                                                                -----------             --------------
         Balance, December 31, 2000                                              21,095,458             $   35,148,040

         Share issuance pursuant to exercise of share options                        72,017                     55,187
         Share issuance pursuant to issue and conversion of
           special warrants, net of issue costs of $886,205                       2,272,728                  7,243,914
                                                                                -----------             --------------

         Balance, December 31, 2001                                              23,440,203                 42,447,141

         Share issuance pursuant to a private placement,
            net of issue costs of $1,791,510                                     34,121,289                 13,095,742
         Share issuance pursuant to exercise of share options                       193,086                     41,488
         Share issuance pursuant to a private placement,
           net of issue costs of $132,807                                         8,685,000                    954,989
                                                                                -----------             --------------

         Balance, December 31, 2002                                              66,439,578                 56,539,360

         Share issuance pursuant to a private placement, net of
           issue costs of $330,827                                               29,942,114                  3,253,068
         Share issuance pursuant to the acquisition of HiddenMind
           (notes 5 and 12(f)(ii))                                               14,966,034                  1,493,690
         Share issuance pursuant to the private placement with the
           majority shareholder of HiddenMind, net of issuance
           costs of $49,778 (note 12(f)(i))                                      29,473,684                  2,950,222
         Share issuance pursuant to exercise of share options                       749,750                     99,875
         Share issuance pursuant to exercise of purchase warrants                 1,341,781                    234,966
         Share issuance pursuant to exercise of agent warrants                      493,498                     85,894
         Share issuance pursuant to management bonus (note 12(c))                   925,000                    158,236
         Share issuance pursuant to Sproqit acquisition (note 8)                  4,038,550                    885,000
                                                                                -----------             --------------
         Balance, December 31, 2003                                             148,369,989             $   65,700,311
                                                                                ===========             ==============



INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


12.  SHARE CAPITAL (CONTINUED)

     (c) Stock bonuses:

         (i) On July 1, 2003, the Company paid stock bonuses to senior management for past services with the shares being issued at the fair market on the date of issue. The Company issued 325,000 common shares with a fair value of $49,486 (Cdn$68,250).

         (ii) On August 21, 2003, the Company paid a bonus of 600,000 shares with a fair value of $108,750 (Cdn$150,000) in lieu of cash.

     (d) Share purchase options:

         On June 30, 2003, the 2003 Stock Incentive Plan ("2003 Plan") was approved by the shareholders of the Company. The 2003 Plan serves as the successor to the Director and Employee Stock Option Plan as amended ("1997 Plan") and supercedes that plan. The 2003 Plan is different from the 1997 Plan in that it permits the board of directors to issue common shares to employees, directors, senior officers or consultants as a stock bonus for past services actually performed for the Company. Under the terms of the 2003 Plan, up to 2,000,000 common shares were reserved for issuance as stock bonuses. As well, the 2003 Plan also increased the number of common shares available for issuance under stock options by 3,056,654. This brings the aggregate number of common shares, which may be reserved for issuance, to 13,125,333 of which 11,125,333 are reserved for issuance for stock options and 2,000,000 for issuance as stock bonuses. Options are granted and exercisable in Canadian dollars, vest over periods from three to four years and expire five years from the date of grant.

         In October 2003, the Company's board of directors approved the cancellation of 1,000,000 options previously granted to a director.

         In November 2003, 2,500,000 options were granted to the Company's new president and chief executive officer which are exercisable at $0.17 (Cdn$0.22), and expire in November 2008. This option grant is subject to shareholder approval. Therefore these options are not considered granted for accounting purposes and not reflected in the tables below.

         A summary of the status of the Company's stock option plan as of December 31, 2003, 2002 and 2001 and changes during the periods ended on those dates is presented below:



                                               ------------------------------------------------------------------------------------
                                                           2003                         2002                         2001
                                               --------------------------     -----------------------     -------------------------
                                                               Weighted                   Weighted                        Weighted
                                                               average                    average                         average
                                                               exercise                   exercise                        exercise
                                                 Shares         price          Shares      price            Shares         price
                                               ----------   -------------     ---------   -----------     ---------    ------------
                                                               US$/Cdn$                   US$/Cdn$                        US$/Cdn$

         Outstanding, beginning of year         5,255,183   $  1.78/2.77      6,416,689   $ 3.88/6.18     4,269,883    $ 7.02/10.52
         Granted                                6,187,750      0.15/0.21      3,350,400     0.17/0.26     3,468,908      1.42/2.26
         Exercised                               (749,750)     0.14/0.19       (193,086)    0.23/0.35       (72,017)     0.77/1.22
         Cancelled                             (2,855,791)     1.90/2.66     (4,318,820)    3.84/5.99    (1,250,085)     6.35/10.10
                                               ----------   ------------     ----------   -----------    ----------    ------------
         Outstanding, end of year               7,837,392   $  0.80/1.03      5,255,183   $ 1.78/2.77     6,416,689    $ 3.88/6.18
                                               ==========   ============     ==========   ===========    ==========    ============
         Options exercisable, end of year       3,621,166   $  1.45/1.88      2,077,298   $ 3.17/4.94     2,530,783    $ 4.81/7.66
                                               ==========   ============     ==========   ===========    ==========    ============




INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



12.  SHARE CAPITAL (CONTINUED):

     (d) Share purchase options (continued):

         The following table summarizes information about stock options outstanding at December 31, 2003:




                                    ---------------------------------------------------------------------------------------------
                                                         Options outstanding                            Options exercisable
                                    ------------------------------------------------------     ----------------------------------
                                       Number            Weighted             Weighted           Number
                                    outstanding,          average              average         exercisable,          Weighted
              Range of              December 31,         remaining            exercise         December 31,           average
          exercise prices               2003          contractual life          price             2003             exercise price
         ------------------         ------------      ----------------      --------------     ------------        --------------
             US$/(Cdn$)                                                         US$/Cdn                               $US$/Cdn$

         $0.10 to $0.63
            ($0.15 to $0.99)           7,214,850            4.12 years      $ 0.19 / $0.24        3,043,140        $ 0.19 / $0.23
         $0.64 to $1.28
            ($1.00 to $1.99)              57,600            2.90              1.16 /  1.50           54,150          1.18 /  1.53
         $1.29 to $1.92
            ($2.00 to $2.99)              13,600            2.35              2.09 /  2.71            9,000          2.10 /  2.72
         $1.92 to $2.56
            ($3.00 to $3.99)               4,800            2.43              2.58 /  3.34            3,000          2.58 /  3.34
         $2.57 to $3.84
            ($4.00 to $5.99)             140,300            1.10              3.99 /  5.17          133,142          4.00 /  5.18
         $3.85 to $5.12
            ($6.00 to $7.99)              93,534            2.04              4.75 /  6.15           70,426          4.72 /  6.12
         $5.13 to $6.41
            ($8.00 to $9.99)              37,400            1.48              6.73 /  8.71           35,000          6.68 /  8.65
         $6.41 to $7.69
            ($10.00 to $11.99)            73,510            1.60              8.25 / 10.68           71,510          8.23 / 10.66
         $7.70 to $9.61
            ($12.00 to $14.99)           138,198            0.99             10.17 / 13.17          138,198         10.17 / 13.17
         $9.62 to $12.82
            ($15.00 to $19.99)            30,000            1.42             13.08 / 16.94           30,000         13.09 / 16.94
         $12.83 to $41.37
            ($20.00 to $64.50)            33,600            1.14             33.25 / 43.05           33,600         33.25 / 43.05
         --------------------       ------------      ----------------      --------------     ------------        --------------
         $0.10 to $41.37
           ($0.15 to $64.50)           7,837,392            3.91            $ 0.80 / $1.03        3,621,166        $ 1.45 / $1.88
         ====================       ============      ================      ==============     ============        ==============

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



12.  SHARE CAPITAL (CONTINUED):

     (e) Pro forma compensation expense:

         Under the intrinsic value method, the Company has not recognized any compensation expense for options issued to its employees during the year ended December 31, 2003. Had the Company determined compensation expense for option grants made to employees after January 1, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share for the year ended December 31, 2003 would have been the pro forma amounts indicated below:


                                                   -------------------------------------
                                                        2003                    2002
                                                   -------------           -------------
         Loss - as reported                        $   5,757,631           $   9,716,065
         Loss - pro forma                              6,050,794               9,802,575

         Loss per share - as reported                       0.05                    0.18
         Loss per share - pro forma                         0.06                    0.19
                                                   =============           =============


         The weighted average estimated fair value at the date of grant for options granted during the year ended December 31, 2003 was $0.14 (Cdn$0.20) per share.

         The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

         Risk-free interest rate                                        2.75%
         Dividend yield                                                  0.0%
         Volatility factor                                               110%
         Weighted average expected life of the options                5 years

         For the purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


12.  SHARE CAPITAL (CONTINUED):

     (f) Share purchase warrants:

          (i) On July 4, 2003, the Company issued 29,473,684 units at a price of $0.11 (Cdn$0.1425) per unit for gross proceeds of $3,000,000 to Gerald Trooien, the majority shareholder of HiddenMind. Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.15 (Cdn$0.19) per common share.

          (ii) On July 4, 2003, the Company completed the acquisition of substantially all of the business and assets of HiddenMind (note
               5). The purchase price was paid by the Company through the issuance to HiddenMind of 14,966,034 units of the Company having a fair value of $0.15 (Cdn$0.19) per unit. Each unit consists of one common share and one half of one warrant. Each whole warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.15 (Cdn$0.19) until July 4, 2005. The fair value of these warrants of $537,415 has been classified in other equity instruments within shareholders' equity on the consolidated balance sheet.

         (iii) On July 4, 2003 and July 14, 2003, the Company issued 22,785,882 units and 6,856,232 respectively for a total of 29,642,114 at a price of $0.12 (Cdn$0.16125) per unit for gross proceeds of $3,566,999 (Cdn$4,779,778). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.17 (Cdn$0.215) per common share. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 2,964,203 warrants (the "Agents' Warrants"). Each Agents' Warrant entitles the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of $0.17 (Cdn$0.215) per common share. In addition, the Company issued 300,000 units to the agent as a corporate finance fee.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


12.  SHARE CAPITAL (CONTINUED):

     (f)  Share purchase warrants (continued):

          (iv) On December 9, 2002, the Company issued 8,500,000 units at a price of $0.13 (Cdn$0.20) per unit for gross proceeds of $1,078,065 (Cdn$1,700,000). Each unit consisted of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of two years from the closing date at a price of $0.15 (Cdn$0.24) per common share. The agent was paid a cash commission equal to 7.5% of the gross proceeds from the offering and 850,000 warrants (the "Agents' Warrants"). Each Agents' Warrant entitles the agent to purchase one common share and one-half of one common share purchase warrant for two years from the closing date at a price of $0.15 (Cdn$0.24) per common share. In addition, the Company issued 185,000 units to the agent as a corporate finance fee. As at December 31, 2003, 664,843 share purchase warrants and 468,561 Agents' Warrants had been exercised as well as all units issued as a corporate finance fee.

          (v) The Company received a letter dated September 17, 2001 from Glenayre Electronics, Inc. ("Glenayre") informing it that Glenayre requires indemnity under certain agreements the Company has with Glenayre. The Company has previously developed and supplied technology to Glenayre. The claim comprised of $608,000 in legal fees and $50,000 internal expenses, in connection with a previously settled lawsuit between Glenayre and Research in Motion.

               On October 30, 2002, the Company resolved the claim with Glenayre. Under the settlement, the Company paid Glenayre a cash payment of $130,000 plus 20,000 common share purchase warrants exercisable at a price of $0.22 per common share for two years from the date of issue, and Glenayre agreed to a consent dismissal of its claim. The warrants were issued on December 9, 2002.

          (vi) On February 22, 2001, the Company issued 2,272,728 units at a price of $3.62 (Cdn$5.50) per unit for gross proceeds of $8,217,500 (Cdn$12,500,000). Each unit is comprised of one common share and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share for a period of 18 months from the closing date at a price equal to $4.71 (Cdn$7.15) per common share. In addition, the Company issued 113,636 units each exercisable into one common share and one-half purchase warrant of the Company at $3.62 (Cdn$5.50) until August 22, 2002 to the agents as partial compensation for services rendered in connection with the financing. All of the units were converted into common shares and share purchase warrants during the year. As at December 31, 2003, none of the share purchase warrants or agents' units had been exercised and have expired.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


12.  SHARE CAPITAL (CONTINUED):

     (f)  Share purchase warrants (continued):


         (vii) During the year ended December 31, 2001, as consideration for providing a credit facility (note 10), the Company granted Thomas Koll warrants to purchase up to 3,510,455 common shares at a price of Cdn$1.10, exercisable for three years. The fair value of these warrants of $1,613,096 has been recognized as a financing cost that was being recognized over the term of the related debt and as other equity instruments. As at December 31, 2003, none of these warrants had been exercised.

     (g)  Special warrants:


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

               Each whole purchase warrant will entitle the holder to purchase one common share for a period of three years at a price of $0.56 (Cdn$0.90). The Company has the right to force conversion of the purchase warrants thirty days after providing written notice that the closing price for its common shares has equaled or exceeded Cdn$9.00 for 20 consecutive trading days. The purchase warrants will also contain provisions for cashless exercise.

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

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


13.  INCOME TAXES:

     Income taxes attributable to net loss in these financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 37.6% (2002 - 39.62%; 2001 - 44.6%) as follows:

                                               2003                 2002                 2001
                                           ------------         ------------         -------------
Net loss before income taxes                $ 5,797,515          $ 9,716,065          $ 20,860,436
                                           ============         ============         =============
Expected tax recovery                       $ 2,179,866          $ 3,849,505          $  9,307,927
Tax effect of:
   Loss of U.S. subsidiary taxed at
     lower rates                                (25,200)            (207,848)             (776,192)
   Change in enacted tax rates                        -             (240,946)             (958,830)
   Non-deductible interest expense                    -               (8,110)              (27,355)
   Permanent and other                         (145,746)             (29,155)             (709,576)
   Change in valuation allowance             (2,008,920)          (3,363,446)           (6,835,974)
                                           ------------         ------------         -------------
                                            $         -          $         -          $          -
                                           ============         ============         =============


     The Company has non-capital losses carried forward in Canada of approximately $50,243,496 which are available to reduce future years' income for income tax purposes and capital losses of $106,000 which are available indefinitely to offset future capital gains for income tax purposes.

     Non-capital loss carry forwards expire in:


     2003                                           $   910,842
     2004                                             2,053,507
     2005                                             1,202,343
     2006                                             1,649,887
     2007                                            18,022,672
     2008                                            12,052,259
     2009                                             9,048,687
     2010                                             5,303,299
                                                    -----------
                                                    $50,243,496
                                                    ===========

     The Company also has available unclaimed Scientific Research and Experimental Development Expenditures of approximately $436,030 as at December 31, 2003, which may be carried forward indefinitely and used to reduce future taxable income.

     As a result of changes in ownership of the Company in 2003 for U.S. tax purpose, the amount of net operating loss carryforward incurred up to July 2003 which Infowave USA Inc. may utilize has been reduced to nil. As at December 31, 2003, Infowave USA Inc. has a net operating loss carryforward of approximately $700,000 which is available to reduce future years' U.S. taxable income up to 2023.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



13.  INCOME TAXES (CONTINUED):

     The tax effect of the significant temporary differences which comprise tax assets and liabilities, at December 31, 2003 and 2002 are as follows:

                                                      2003                 2002
                                                  ------------         ------------
Future income tax assets:
   Deferred revenues                              $          -         $     56,715
   Fixed assets and intangibles,
     principally due to differences
     between accounting and tax
     depreciation and amortization                   1,046,045            1,558,189
   Loss carry forwards                              18,124,685           16,611,424
   Scientific research and development
     expenditure carry forwards                        155,227              360,913
   Share issue costs                                   725,745              841,656
   Long-term investments                                10,999                    -
   Long-term liability                                  77,708                    -
                                                  ------------         ------------
Total gross future income tax assets                20,140,409           19,428,897
Valuation allowance                                (20,140,409)         (19,428,897)
                                                  ------------         ------------
Net future income tax asset                       $          -         $          -
                                                  ============         ============


     In assessing the ability to realize future income tax assets, management considers whether it is more likely than not that some or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent on the generation of taxable income during periods in which the temporary differences reverse. Due to the fact that as at December 31, 2003 and 2002, sufficient evidence does not exist to support a conclusion that it is more likely than not that the future income tax assets will be realized, a valuation allowance has been recorded against all of the future tax assets.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


14.  RESTRUCTURING COSTS:

     During the year ended December 31, 2002, the Company completed a restructuring plan to significantly reduce operating expenses and preserve capital. The restructuring costs incurred resulted from reductions in staff, lease termination costs and write-down of fixed assets that were either no longer being utilized, or the costs were no longer recoverable as a result of the implementation of the restructuring plan. A total restructuring cost of $1,415,380 was incurred comprised of $354,834 for employee severance, $282,793 for lease terminations and $777,753 for write-offs of unrecoverable leasehold improvements and fixed assets. All of these restructuring charges have been settled, with no amounts included in accounts payable and accrued liabilities at December 31, 2003.

     In the year ended December 31, 2001, the Company completed a restructuring that included employee severance payments of $497,442, lease termination costs of $468,680 and the write-offs of unrecoverable leasehold improvements of $287,585. All of these restructuring changes have been settled, with no amounts included in accounts payable and accrued liabilities at December 31, 2003.


15.  COMMITMENTS AND CONTINGENCIES:

     (a) Lease obligations:

         The Company has entered into lease agreements for premises and equipment. These leases have been treated as operating leases for accounting purposes and consist primarily of the office space in Burnaby, B.C. (lease due to expire June 30, 2008) and the former office space in Bothell, Washington (lease due to expire March 30, 2005). The annual payment commitments are as follows:


         2004                               $  402,631
         2005                                  258,059
         2006                                  226,178
         2007                                  226,178
         2008                                  113,089
                                               -------
                                            $1,226,135
                                            ==========


         During the year ended December 31, 2003, the Company made operating lease payments totaling approximately $575,700 (2002 - $643,000; 2001 - $829,000).

     (b) Letters of credit:

         The Company has secured certain lease commitments through an outstanding letter of credit totaling $150,000.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001



15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     (c) Contingency:

         in September 2003, the Company was made aware that Visto Corporation, a private company based in California, filed complaints alleging patent infringement against Infowave and against Seven Networks, Inc. in the U.S. District Court for the Eastern District of Texas. It claims that Infowave is violating a patent relating to the system and method for synchronizing email. In November 2003, the Company filed a full answer and counterclaim to the claim. The counterclaim against Visto calls for, among other things, a declaratory judgment of non-infringement and invalidity of a Visto patent. The Company intends to continue to vigorously defend this matter and believes that the claim is without merit.



16.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

     (a) Fair values:

         The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate fair values due to their ability for prompt liquidation and short-term to maturity.

     (b) Credit risk:

         The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectibility of accounts receivable. At December 31, 2003, four customers represented 47% of outstanding accounts receivable. In the previous year at December 31, 2002, three customers represented 55% of outstanding accounts receivable. The Company mitigates its credit risk by concentrating its direct sales efforts on Fortune 500 companies and conducting standard credit checks on all new customers.

     (c) Foreign currency risk:

         Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. A substantial portion of the Company's sales are derived in United States dollars and accordingly the majority of the Company's accounts receivable is denominated in United States dollars. The Company has not entered into foreign exchange contracts to hedge against gains or losses from foreign exchange fluctuations. Foreign currency exchange gain (loss) for the year ended December 31, 2003 was ($35,305) (2002 - ($14,556); 2001 - $37,386).

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001


17.  SEGMENTED INFORMATION:

     In the opinion of management, the Company carried on business in one operating segment, being the development of wireless software. Management of the Company makes decisions about allocating resources based on the one operating segment. Substantially all of the Company's long-lived assets are located in Canada. A summary of revenue by location of the customer is as follows:

                           2003              2002              2001
                        ----------        ----------        ----------
By region:
   Canada               $  150,482        $  254,946        $  829,206
   United States           881,200         1,001,573         2,264,370
   Other                   593,138           564,522            95,677
                        ----------        ----------        ----------
Total sales             $1,624,820        $1,821,041        $3,189,253
                        ==========        ==========        ==========

Revenues by major customer are as follows:

                              2003                2002           2001
                          -------------       -------------    ----------
By major customer:
   Company A              $     335,815   less than 10%        $      -
   Company B                    201,815               -               -
   Company C              less than 10%         349,947               -
   Company D              less than 10%         195,460               -
   Company E              less than 10%         376,500         503,970
   Company F              less than 10%         220,000         450,000
                          ============          =======         =======


18.  CREDIT FACILITY:

     On March 8, 2002, the Company entered into a convertible loan agreement with a strategic partner for a convertible revolving loan of up to $2,000,000. The principal amount outstanding under the loan bears interest at the prime rate plus 3.25% and may be converted into common shares of the Company at a price of US$1.00 per share, which was greater than the market price at that date, at any time up to March 8, 2005, subject to adjustment in certain circumstances. The Company may draw down amounts under the loan provided that certain standard working capital conditions and revenue targets are met. The convertible loan will be secured by certain assets of the Company, excluding its intellectual property. As at December 31, 2003, no amounts have been drawn down from this as loan, and as the Company has not met its revenue target in 2003, no amounts were available under the credit facility.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA:

     The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). These principles differ in the following material respects from those in the United States ("United States GAAP"):

     (a) Net loss and loss per share:

                                                            2003                2002                2001
                                                        ------------        ------------        ------------
Loss in accordance with Canadian GAAP                   $  5,757,631        $  9,716,065        $ 20,860,436
Adjustment for stock based compensation
   relating to stock options issued to
   non-employees (c)(i)                                            -                   -             126,486
                                                        ------------        ------------        ------------
Loss in accordance with United States GAAP              $  5,757,631        $  9,716,065        $ 20,986,922
                                                        ============        ============        ============
Weighted average number of shares outstanding
   in accordance with Canadian and United States
   GAAP                                                  104,913,864          52,877,973          23,125,831
Adjustment for special warrants (e)                                -           5,328,530           3,458,870
                                                        ------------        ------------        ------------
Weighted average number of shares outstanding
   in accordance with United States GAAP                 104,913,864          58,206,503          26,584,701
                                                        ============        ============        ============
Loss per share in accordance with United
   States GAAP:                                         $       0.05        $       0.17        $       0.79
                                                        ============        ============        ============


Comprehensive loss for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                        2003                 2002                 2001
                                                    ------------         ------------         ------------
Loss in accordance with United States GAAP          $  5,757,631         $ 10,138,827         $ 20,986,922
Other comprehensive loss (income):
     Foreign currency translation adjustment            (827,644)            (135,107)             399,615
                                                    ------------         ------------         ------------
Comprehensive loss                                  $  4,929,987         $ 10,003,720         $ 21,386,537
                                                    ============         ============         ============


INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (b) Balance sheet:

                                                                     2003                 2002
                                                                  ------------         ------------
TOTAL ASSETS
Total assets in accordance with Canadian
   and United States GAAP                                         $  9,935,349         $  4,158,757
                                                                  ============         ============
TOTAL LIABILITIES
Total liabilities in accordance with Canadian GAAP and
   United States GAAP                                             $  1,836,156         $    827,943
                                                                  ============         ============
SHAREHOLDERS' EQUITY
Share capital in accordance with Canadian GAAP                    $ 65,700,311         $ 56,539,360
Adjustments to share capital:
     Foreign exchange effect on conversion of
        1998 and prior share capital transactions (d)                  543,269              543,269
     Additional paid in capital from stock based
        compensation relating to stock options
        issued to non-employees (c)(i)                                 520,999              520,999
     Additional paid in capital from stock based
        compensation relating to escrow shares (c)(ii)                 107,077              107,077
                                                                  ------------         ------------
Share capital in accordance with United States GAAP               $ 66,871,656         $ 57,710,705
                                                                  ============         ============
Additional paid-in capital in accordance with
   Canadian and United States GAAP                                $     15,941         $     15,941
                                                                  ============         ============
Other equity instruments in accordance with
   Canadian and United States GAAP                                $  2,150,511         $  1,613,096
                                                                  ============         ============
Deficit in accordance with Canadian GAAP
                                                                  $(60,099,773)        $(54,342,142)
Adjustments to deficit:
     Cumulative effect of stock based compensation
        relating to stock options issued to non-employees(c)(i)       (519,411)            (519,411)
     Foreign exchange effect on conversion of
        1998 and prior income statements (d)                          (189,240)            (189,240)
     Cumulative effect of stock based compensation
        relating to escrow shares (c)(ii)                             (101,474)            (101,474)
Cumulative translation account in accordance with Canadian GAAP        332,203             (495,441)
Adjustments to cumulative translation account:
     Foreign exchange effect on conversion of 1998
        and prior income statements (d)                               (341,140)            (341,140)
     Cumulative foreign exchange effect of United
        States GAAP adjustments                                        (20,080)             (20,080)
                                                                  ------------         ------------
                                                                       (29,017)            (856,661)
                                                                  ------------         ------------
Shareholders' equity in accordance with United States GAAP        $  8,099,193         $  3,330,814
                                                                  ============         ============


INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (c) Stock-based compensation:

         (i)  Stock options:

              The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees, including directors, and has elected to continue measuring compensation costs using the intrinsic value based method of accounting under APB Opinion 25. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an optionee must pay to acquire the stock. As the exercise price of the options is equal to the market value on the measurement date, the Company has determined that this accounting policy has no significant effect, with respect to employee stock options, on its results of operations.

              The fair value of each option grant to employees is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2003      2002    2001
                                             -------   -------  -------
              Expected dividend yield              0%        0%       0%
              Expected stock price               150%      134%     150%
              volatility
              Risk-free interest rate           2.75%     2.59%    4.23%
              Expected life of options        5 years   5 years  5 years



              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. Had recognized compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the provisions of SFAS No. 123 and the assumptions set out above, the Company's loss and loss per share under United States GAAP would have been as follows:

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (c) Stock-based compensation (continued):

         (i)  Stock options (continued):


                                               2003          2002           2001
                                           ------------  -------------  --------------
Loss in accordance with United States
   GAAP, as reported                       $ (5,757,631) $ (10,138,827) $ (20,986,922)
Add: Employee stock-based compensation
   expense (recovery), as reported              158,236         15,941              -
Deduct: Employee stock-based
   compensation expense determined under
   the fair value method                     (2,803,333)    (4,946,214)    (8,603,513)
                                           ------------  -------------  -------------
Pro forma loss in accordance with
   United States GAAP                      $ (8,402,728) $ (15,069,100) $ (29,590,435)
                                           ============  =============  =============
Pro forma loss per share, basic and diluted
   in accordance with United States GAAP   $      (0.08) $       (0.26) $       (1.11)
                                           ============  =============  =============


         The pro forma assumptions are consistent with those disclosed under the new CICA Handbook section related to stock-based compensation adopted during the current year (notes 2(o) and 12(d)).

         For United States GAAP purposes, stock options issued to non-employees for services rendered were recorded and reflected in the financials as compensation expense and charged to earnings based on the fair value as the services are provided and the options are earned. The amount of compensation costs is calculated using the Black-Scholes options pricing formula and assumptions as described above. On January 1, 2002, the Company adopted the new CICA Handbook section related to stock-based compensation payments (note 2(o)). Under this new policy, stock options issued to non-employees after December 31, 2001 are accounted for consistently with United States GAAP. Therefore, for grants made in the years ended December 31, 2003 and 2002, there was no measurement difference. Under United States GAAP for non-employee options, additional compensation expense would have been recorded of $126,486 for the year ended December 31, 2001.

         (ii) Shares held in escrow:

              Certain shares held in escrow pursuant to the employee incentive program and employment contracts were recorded as compensation expense under Canadian GAAP at a deemed value of $0.23 (Cdn$0.35) per share based on their fair market value at the time of issue discounted for escrow restrictions.

              For United States GAAP purposes, any restrictions on the employee's right to receive these shares would not be taken into account for purposes of calculating compensation costs and would result in additional compensation costs. No additional compensation expense was recorded for the year ended December 31, 2003 (2002 - nil; 2001 - nil).

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (c) Stock-based compensation (continued):

         (iii)    Weighted average fair value:

              Financial statements prepared in accordance with United States GAAP require the disclosure of weighted average grant date fair value of stock options granted in the year by the Company. Weighted average grant date fair values for options granted during the years ended December 31, 2003, 2002 and 2001 are $0.14 (Cdn$0.20), $0.10 (Cdn$0.17) and $0.99 (Cdn$1.57), respectively.

     (d) Foreign currency translation:

         These financial statements are in U.S. dollars. Prior to 1999, these financial statements were reported in Canadian dollars. In accordance with Canadian GAAP effective to July 1, 2002, the comparative figures presented for 1998 have been translated at the rate in effect on December 31, 1998. For United States GAAP, the 1998 comparative figures should have been restated retroactively as if the Company had always reported in U.S. dollars. As a result, share capital and deficit would be adjusted to translate the Canadian dollar functional currency financial statements to U.S. dollars at the rates in effect on the transaction dates with offsetting adjustments to the cumulative translation account. Any changes in reporting currency after July 1, 2002 would be treated the same under both Canadian and United States GAAP.

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

     (f) Impairment or disposal of long-lived assets:

         United States GAAP required the Company to adopt the provisions in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale should be considered held and used until it is disposed of. Long-lived assets to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

-------------------------------------------------------------------------------

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (f) Impairment or disposal of long-lived assets (continued):

         The Company wrote down certain long-lived assets to their net recoverable amount during the year ended December 31, 2002. This was part of the restructuring plan described in note 14. There was no difference between the net recoverable amount determined based on undiscounted expected future cash flows and fair value under United States GAAP, measured by a discounted cash flow as the related assets were disposed by December 31, 2002.

         As a result of the adoption of Section 3063 for Canadian GAAP on January 1, 2003 (note 2(i)), the method of accounting for the impairment of long-lived assets is substantially the same as under United States GAAP in accordance with SFAS No. 144. Therefore, for the year ended December 31, 2003, there was no measurement difference.

     (g) Intangible assets:

         The following table summarizes the estimated future amortization expenses as of December 31, 2003:


Year ending December 31:

2004                         $ 626,267
2005                           626,267
2006                           310,032



     (h) Advertising costs:

         United States GAAP requires the disclosure of amounts spent on advertising costs. For the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $7,797, $27,756 and $194,931, respectively on advertising costs.

     (i) Accounts receivable:

         Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------


19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (j) Valuation and qualifying accounts:


                                                                                               Effect of foreign
                                                Beginning                                         exchange on          End of
                                                 of year      Charged to       Recoveries          conversion           year
                                                 balance       expenses      and write-offs          to US$           balance
                                                --------      ----------     --------------    ------------------     -------

Allowance for doubtful accounts:
   Year ended December 31, 2003                 $ 67,125        $ 1,950              $ -            $ 1,019            $70,094
   Year ended December 31, 2002                  136,471         70,390          139,833                 97             67,125
   Year ended December 31, 2001                   12,698        172,067           45,711             (2,583)           136,471

Allowance for sales return:
   Year ended December 31, 2003                        -              -                -                  -                  -
   Year ended December 31, 2002                   12,068              -           12,068                  -                  -
   Year ended December 31, 2001                    6,346        205,395          199,231               (442)            12,068



     (k) Recent accounting pronouncements:

         (i) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No.149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. We have adopted SFAS No. 149, which had no effect on the Company's consolidated financial statements.

         (ii) In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We have adopted SFAS No. 150, which had no effect on the Company's consolidated financial statements.

         (iii)In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 in 2003 had no effect on the Company's consolidated financial statements.

INFOWAVE SOFTWARE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------

19. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (CONTINUED):

     (k) Recent accounting pronouncements (continued):

         (iv) In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which, as subsequently amended, requires the consolidation of a variable interest entity by the primary beneficiary. FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity. FIN 46 is applicable to variable interest entities created after January 31, 2003. Entities created prior to February 1, 2003 must be consolidated in 2004. However, because the Company does not believe it has any variable interest entities, there is not expected to be any impact on the Company's consolidated financial statements.

         (v) In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The adoption of this consensus did not have a material impact on the Company's financial position, cash flows or results of operations as the Company follows SOP 97-2 for recognition of their software sales.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                        ITEM 9A: CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 132-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 (the "Evaluation Date"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company's periodic SEC filings.

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

                                    PART III

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth certain current information regarding the executive officers, directors and key employees of Infowave as at December 31, 2003.

NAME                                             AGE      POSITION
----------------------------------------------- ------    -------------------------------------
Jerry Meerkatz.................................    46     President and Chief Executive Officer
George Reznik .................................    37     Chief Financial Officer
Sal Visca .....................................    37     Chief Technology Officer
Thomas Koll ...................................    47     Chairman of the Board  (3)
Jim McIntosh ..................................    39     Director (1) (2)
Stephen Wu ....................................    39     Director (2)
Lew Turnquist  ................................    35     Director (1) (2)
Jean-Francois Heitz............................    54     Director (1) (3)

(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Corporate Governance and Nominating Committee


EXECUTIVE TEAM

JERRY MEERKATZ has served as President and Chief Executive Officer since November 18, 2003 and has over twenty-four years of senior executive management experience in the IT industry. Prior to Infowave, Mr. Meerkatz served as former Vice President and General Manager of Enterprise Mobility Solutions for HP. Most notably, he is credited with heading the creation of the iPAQ sub-brand and bringing the original iPAQ commercial desktop and iPAQ PDA products to market. Mr. Meerkatz also formed Compaq's Global Mobile/Wireless Solutions Strategy Group where he structured the Global Compaq Wireless Internet Development office focusing on business modeling, solutions development, wireless solutions centers and global market messaging.

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

SAL VISCA has served as Chief Technology Officer since November 1999. Mr. Visca has over 12 years of software development experience with IBM Canada where he gained world-class architectural and design skills in the areas of leading edge web technologies and application servers. His most recent IBM position, from May 1996 to October 1999, was Senior Manager, where he established the e-business Solution Development Business Unit in Vancouver, Canada. This IBM Unit develops and implements e-business and e-commerce web applications for major industry groups, such as banking, airlines and government. Mr. Visca's previous IBM positions included Lead Architect, Strategist Program Manager and Development Manager. Mr. Visca graduated with honours from the University of Western Ontario with a Bachelor of Science in Computer Science.

DIRECTORS

THOMAS KOLL joined Infowave in February 2001 as Chief Executive Officer and was President of the Company from August 15, 2001 until April 2002. Mr. Koll joined Infowave from Microsoft Corporation, where he held several executive positions in the US and in Europe from 1989 to 2001. Most recently, from 1997 to 2001, he was Vice President of Microsoft's Network Solutions Group where he was responsible for Microsoft's worldwide business with telecommunications companies in the wireline and wireless markets, network equipment providers and Internet service providers. In this position, Mr. Koll was instrumental in developing Microsoft's vision for mobility and initiated its wireless strategy. Prior to this position, he held positions of General Manager of the Dedicated System Group, General Manager of Microsoft's worldwide business planning and strategy, as well as General Manager and Acting Country Manager, Microsoft Germany. Thomas Koll holds a master's degree in political science from Free University of Berlin. In April 2002, Mr. Koll transitioned to Chairman of the Board, and remains active in senior business development activities.

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

LEW TURNQUIST has served as a director since November 2002. Mr. Turnquist brings over twelve years of experience in wireless high-tech and interactive services. He was most recently President of JoCommerce Inc., a software vendor serving the retail industry, where he successfully implemented a turnaround strategy that led to an acquisition by a large publicly traded competitor. Mr. Turnquist also served as Executive Vice President and COO of Cell-Loc Inc. and CEO of its wholly-owned subsidiary TimesThree Inc. Prior to joining Cell-Loc, Mr. Turnquist was a co-founder and Director of Marketing at Saraide Inc., a wireless-Internet joint venture of Nortel Networks, Ericsson, Microcell, Omnipoint and GSM Capital. He also held senior positions at Nortel, New North Media Inc. and TELUS Mobility (then AGT Cellular).

JEAN FRANCOIS HEITZ has served as a director since July 2003. He was the Deputy Chief Financial Officer at Microsoft Corporation up until June 2003, where he headed the development of long-term organizational strategies for the company's finance organization. Mr. Heitz joined Microsoft in 1989 as Deputy General Manager and was promoted in 1991 to General Manager, Business Operations for Microsoft France and Director of Finance and Administration for Southern Europe. In 1994 he moved to Microsoft's corporate headquarters to serve as Assistant Treasurer and was named Treasurer in 1998.

JERRY MEERKATZ has served as a director since July 2003. Jerry Meerkatz brings to Infowave's board of directors twenty four years of senior executive management experience in the IT industry. Mr. Meerkatz is former Vice President and General Manager of Enterprise Mobility Solutions for Hewlett Packard Company where he focused on creating solutions for mobilizing the enterprise in global vertical and horizontal market segments. For fourteen years he served at Compaq Computer Corporation and remained with the company after the merger with HP in 2002. For eight of those fourteen years, Mr. Meerkatz held several Vice President/General Manager positions for a number of Compaq's worldwide divisions. As of November 18, Mr. Meerkatz was hired as the Company's President and Chief Executive Officer.

The Office of the President consisting of George Reznik, Chief Financial Officer, Sal Visca, Chief Technology Officer, and Jim McIntosh, Director, was created in April 2002 and charged with the strategy and day-to-day operations of the Company. The Office of the President ceased with the hiring of Jerry Meerkatz as President and CEO in November 2003.

BOARD COMMITTEES

The Board of Directors (the "Board") has established three Board committees: the Audit Committee; the Compensation Committee; and the Corporate Governance and Nominating Committee.

Audit Committee

The responsibilities of the Audit Committee include: reviewing the Company's audited financial statements and presenting them to the Board for approval, reviewing internal accounting procedures and consulting with and reviewing the services provided by the Company's auditors. As at December 31, 2003, the Audit Committee is comprised of Jean-Francois Heitz, Jim McIntosh and Lew Turnquist who are independent of management. The Chairman of the Audit Committee is Jean-Francois Heitz who is a financial expert.

Compensation Committee

The responsibilities of the compensation committee include: reviewing and recommending to the Board the compensation and benefits of all the executive officers of the Company, and establishing and reviewing general policies relating to compensation and benefits for the employees of the Company. As at December 31, 2003, the Compensation Committee comprised of Lew Turnquist, Chairman, Stephen Wu and Jim McIntosh.

Corporate Governance Committee

The responsibilities of the corporate governance committee include: evaluating the contribution of each director on an individual basis, assessing the collective performance of the Board, proposing new nominees to the Board and analyzing the existing structure of the Board. As at December 31, 2003, the Corporate Governance Committee consisted of William Weiss, Chairman, Thomas Koll and Jean-Francois Heitz.

Compliance with Section 16(a) of the Exchange Act

The Company is a "foreign private issuer" as defined in Rule 3b-4 promulgated under the Securities Exchange of 1934, as amended (the "Exchange Act"), and, therefore, its officers, directors and greater than 10% shareholders are not subject to section 16 of the Exchange Act pursuant to Rule 3a12-3(b) promulgated under such Act.

The Company does not have a Code of Ethics but plans to adopt a Code of Ethics in the upcoming fiscal year.

                         ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and other executive officers earning more than $100,000 for the years ended December 31, 2003, 2002, and 2001 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                     ANNUAL COMPENSATION          COMPENSATION
                                                ---------------------------- ----------------------      ALL OTHER
                                                      SALARY         BONUS           SECURITIES         COMPENSATION
NAME AND PRINCIPAL POSITION                            (US$)         (US$)       UNDERLYING OPTIONS         (US$)
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------
Jerry Meerkatz                          2003          $25,000        $6,250      2,650,000(6)              -
President & Chief Executive Officer(1)  2002                -             -            -                   -
                                        2001                -             -            -                   -
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------
George Reznik                           2003         $125,057       $61,119         675,000
Chief Financial Officer(2)              2002          $88,152       $19,783         375,000                -
                                        2001                -             -            -                   -
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------
Sal Visca                               2003         $167,151      $122,058         593,750
Chief Technology Officer                2002         $141,801       $12,200         230,000                -
                                        2001         $141,291       $15,457         198,000                -
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------
Thomas Koll                             2003          $52,500                       150,000            $350,000
Chairman of the Board(3)                2002         $204,808             -         675,000                -
Former President                        2001         $305,577             -         930,000                -
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------
Jim McIntosh                            2003               $-            $-         150,000
Director                                2002                -             -         75,000                 -
Former President(4)(5)                  2001                -             -            -                   -
--------------------------------------- ------- -------------- ------------- ---------------------- ----------------

 Notes:

(1) Mr. Meerkatz was appointed President and Chief Executive Officer in November 2003.
(2)      Mr. Reznik joined the Company in February 2002.
(3) Mr. Koll was appointed Chief Executive Officer and Director on February 15, 2001. Mr. Koll was appointed President on August 8, 2001. Mr. Koll was appointed Chairman on April 23, 2002 and resigned as President and Chief Executive Officer on that date. Other compensation refers to a severance payment of US$350,000 which was deferred from 2002.
(4) Mr. McIntosh, in his capacity as a Director, served as a shareholder of the Office of the President from April 23, 2002 until November 2003. See Note 7 below.
(5) Effective April 23, 2002, the Company appointed an Office of the President, which was a committee comprised of George Reznik, Chief Financial Officer, Sal Visca, Chief Technology Officer, Bill Tam, then Executive Vice President Sales and Marketing, and Jim McIntosh, Director. As the Company Act (British Columbia) required the Company to have a President, Jim McIntosh was formally appointed President. As of November 18, 2003, the Office of the President was dissolved due to the hiring of Jerry Meerkatz as President and Chief Executive Officer.
(6) Exercise of 1,400,000 of these options is subject to shareholder approval at the next annual general meeting of the Company.


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and the Named Executive Officers during the year ended December 31, 2003. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of common shares subject to a given option by the exercise price; assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the options; and subtracting from that result the aggregate option exercise price.

OPTION GRANTS IN 2003



                                                      INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                  ----------------------------------------------------------    VALUE AT ASSUMED ANNUAL
                                                 % OF TOTAL                                     RATES OF STOCK PRICE
                                    NUMBER OF      OPTIONS                                     APPRECIATION FOR OPTION
                                   SECURITIES     GRANTED TO     EXERCISE                                TERM
                                   UNDERLYING   EMPLOYEES IN     PRICE (PER                             (CDN$)
                                    OPTIONS      FISCAL YEAR     SHARE)(3)      EXPIRATION   ---------------------------
              NAME                  GRANTED          (2)           (CDN$)          DATE           5%            10%
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
Jerry Meerkatz                      150,000         1.7%           $0.21        Jul 1/08          $8,703     $19,231
                                  2,500,000(1)      28.8%          $0.22       Nov 18/08        $151,955    $335,781
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
George Reznik                       375,000         4.3%           $0.21        Jul 1/08         $21,757     $48,078
                                    300,000         3.5%           $0.22       Nov 18/08         $18,235     $40,294
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
Sal Visca                           293,750         3.4%           $0.21        Jul 1/08         $17,043     $37,661
                                    300,000         3.5%           $0.22       Nov 18/08         $18,235     $40,294
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
Thomas Koll(4)                      150,000         1.7%           $0.21        Jul 1/08          $8,703     $19,231
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
Jim McIntosh(4)                     150,000         1.7%           $0.21        Jul 1/08          $8,703     $19,231
--------------------------------- ------------- -------------- --------------- ------------- -------------- ------------

Notes:

(1) Exercise of 1,400,000 of these options is subject to shareholder approval at the next annual general meeting of the Company.
(2) During 2003, options to purchase a total of 8,687,750 Common Shares were issued to employees and directors.
(3) The exercise price per share was equal to the fair market value of the Common Shares at the close of business on the date prior to the date of grant as determined by the Board.
(4) The options were granted to Mr. McIntosh and Mr. Koll as compensation for their services as Directors.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth for the Chief Executive Officer and the Named Executive Officers earning over $100,000 the number of shares acquired upon exercise of stock options during the year ended December 31, 2003 and the number of shares subject to exercisable and non-exercisable stock options held at December 31, 2003.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

                                                                                           VALUE OF UNEXERCISED BUT
                                                               NUMBER OF SECURITIES        EXERCISABLE IN-THE-MONEY
                         SECURITIES      AGGREGATE VALUE      UNDERLYING UNEXERCISED        OPTIONS AT YEAR END(3)
                        ACQUIRED ON         REALIZED        OPTIONS(2) AT YEAR END (#)    EXERCISABLE/UNEXERCISABLE
        NAME            EXERCISE (#)         (CDN$)         EXERCISABLE/UNEXERCISABLE               (CDN$)
--------------------- ----------------- ------------------ ----------------------------- -----------------------------
Jerry Meerkatz(1)            -                  -                75,000/2,575,000               $1,500/$26,500
--------------------- ----------------- ------------------ ----------------------------- -----------------------------
George Reznik             225,000            $11,200              79,168/595,832                $1,417/$9,083
--------------------- ----------------- ------------------ ----------------------------- -----------------------------
Sal Visca                 107,000            $5,350              183,626/528,124                $7,046/$7,729
--------------------- ----------------- ------------------ ----------------------------- -----------------------------
Thomas Koll                  -                  -                650,000/175,000                $12,500/$2,500
--------------------- ----------------- ------------------ ----------------------------- -----------------------------
Jim McIntosh                 -                  -                 150,000/75,000                $7,500/$1,500
--------------------- ----------------- ------------------ ----------------------------- -----------------------------

Notes:

(1) Exercise of 1,400,000 of these options is subject to shareholder approval at the next annual general meeting of the Company.
(2)      Options to purchase Common Shares.
(3) Maximum notional value at December 31, 2003 based upon the December 31, 2003 closing price of the Common Shares on the Toronto Stock Exchange of Cdn$0.23.


EMPLOYMENT AGREEMENTS

The Company's policy is to require all employees, including its executive officers, to enter into agreements requiring the non-disclosure of confidential information of the Company, and the assignment and confirmation of the Company's ownership of all intellectual property rights in the course of such employee's employment with the Company.

Thomas Koll was appointed Chief Executive Officer of the Company commencing February 15, 2001. Mr. Koll has entered into an Employment Agreement with the Company which provides that, if he is terminated without cause, he shall be given: (a) 12 months written notice; or (b) 12 months salary, which was US$350,000, and immediate vesting of options which would have vested during the following 12 months. In the event of a "change of control" of the Company and, as a result, Mr. Koll's position with the Company is changed or he ceases to serve as a member of the Board of the Company, Mr. Koll may elect to be deemed to have been terminated without cause in accordance with the foregoing provisions, provided that all unvested options shall vest immediately. As of December 31, 2003, the above severance amount had been paid to Mr. Koll.

The Company has entered into an Employment Agreement with Jerry Meerkatz, President and Chief Executive Officer, which provides that if he is terminated without cause, he is entitled to a severance payment equal to 12 months salary. As well, in the event the Company is sold, acquired or otherwise merged and the transaction results in a person or combination of persons acquiring more than 50% of the voting securities of the Company (or results in existing shareholders of the Company holding less than 50% of the voting securities of the Company) or the Company sells all or substantially all of the assets of the Company (a "Change of Control") 50% (in the first 12 months of employment) and 100% (after 12 months employment) of unvested options shall vest immediately.

The Company has entered into an Employment Agreement with George Reznik, Chief Financial Officer, which provides that if Mr. Reznik is terminated without cause, he shall be given 6 months notice or pay in lieu of notice, plus benefits during the 6 month period. In the event of a Change of Control and Mr. Reznik is terminated without cause at any time within 6 months following such Change of Control, he is entitled to a severance payment equal to 6 months salary and benefits during the 6 month period. In addition, 50% of Mr. Reznik's unvested options will immediately vest and become exercisable.

The Company has also entered into an Employment Agreement with Sal Visca, Chief Technology Officer, which provides that if Mr. Visca is terminated without cause, he shall receive written notice and a package equal to 7.5 months which, at the Company's discretion may be given as a combination of pay in lieu of notice and working notice, provided that any working notice shall not exceed 2 months notice. The package will consist of 7.5 months of salary, payment of 100% of his quarterly bonus then due, 50% of bonuses that would have been earned during the 7.5 month period, and continued benefits during the 7.5 month period. In the event of a Change of Control of the Company and Mr. Visca is terminated without cause at any time within 6 months following such Change of Control, he is entitled to a severance payment equal to 7.5 months salary plus benefits during the 7.5 month period, payment of 100% of his quarterly bonus then due and 50% of bonuses that would have been earned during the 7.5 month period following termination. In addition, 100% of Mr. Visca's unvested options will immediately vest and become exercisable.

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

DIRECTOR COMPENSATION

The Company does not currently pay cash compensation to directors for serving on its Board, but does reimburse directors for out-of-pocket expenses for attending Board and committee meetings. The Company does not provide additional compensation for committee participation or special assignments of the Board. On July 1, 2003, each director at that time, received an option grant to purchase 150,000 Common Shares at a price of Cdn$0.21 expiring July 1, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Between January 2003 and April 2003, the Compensation Committee was comprised of Barb Richardson and Jim McIntosh, both of whom are unrelated directors, and Thomas Koll, Chairman, who is a related director but an outside director. Ms. Richardson resigned as a director in April 2003. In June 2003, the Compensation Committee was re-constituted with Lew Turnquist, Stephen Wu and Jerry Meerkatz, all of whom were unrelated directors. Jerry Meerkatz served on the Compensation Committee until his appointment as President and Chief Executive Officer in November 2003 and Mr. Wu served until he resigned as a director in January 2004.

   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN

The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2003:


                                   NUMBER OF SECURITIES                                      NUMBER OF SECURITIES
                                     TO BE ISSUED UPON            WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                        EXERCISE OF               EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
        PLAN CATEGORY              OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,          EQUITY COMPENSATION
                                    WARRANTS AND RIGHTS          WARRANTS AND RIGHTS           PLANS (EXCLUDING
                                    WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         SECURITIES REFLECTED)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                7,837,392                      $0.80                       747,226
  approved by security
  holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
  not approved by security
  holders                                 - nil -                      - nil -                      - nil -
------------------------------- ---------------------------- ---------------------------- ----------------------------
         Total                           7,837,392                      $0.80                       747,226
------------------------------- ---------------------------- ---------------------------- ----------------------------

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common shares as of December 31, 2003, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The principal address of each of the individuals identified below is 4664 Lougheed Highway, Suite 200, Burnaby, British Columbia, Canada, V5C 5T5, except where another address is listed.

 DIRECTORS, EXECUTIVE OFFICERS EARNING MORE                              NUMBER OF SHARES        PERCENT OF
 THAN $100,000 AND 5% SHAREHOLDERS                                      BENEFICIALLY OWNED     TOTAL SHARES OWNED
 -------------------------------------------------------------------------------------------------------------------
 Gerald Trooien (1)                                                           44,439,718          20.57%
 -------------------------------------------------------------------------------------------------------------------
 Thomas Koll (2)                                                               6,408,739           2.97%
 -------------------------------------------------------------------------------------------------------------------
 Jim McIntosh (3) (4)                                                          1,767,566           0.82%
 -------------------------------------------------------------------------------------------------------------------
 Sal Visca (5)                                                                   487,614           0.23%
 -------------------------------------------------------------------------------------------------------------------
 Lew Turnquist (6)                                                               187,500           0.09%
 -------------------------------------------------------------------------------------------------------------------
 Steven Wu (7)                                                                   187,500           0.09%
 -------------------------------------------------------------------------------------------------------------------
 George Reznik (8)                                                               182,297           0.08%
 -------------------------------------------------------------------------------------------------------------------
 Jerry Meerkatz (9)                                                               87,500           0.04%
 -------------------------------------------------------------------------------------------------------------------
 Bill Weiss (10)                                                                  87,500           0.04%
 -------------------------------------------------------------------------------------------------------------------
 Jean-Francois Heitz (11)                                                         87,500           0.04%
 -------------------------------------------------------------------------------------------------------------------
 All Directors and Executive Officers as a group (12)                         53,923,434          24.96%
 -------------------------------------------------------------------------------------------------------------------


(1) Includes 14,966,034 shares held by HiddenMind Technologies Inc. (which Mr. Trooien's company controls)
(2) Includes 937,500 shares related to options exercisable and 3,510,455 shares for warrants exercisable within 60 days from December 31, 2003
(3) Includes 1,197,713 common shares beneficially owned through 529452 B.C. Ltd. (See note (7)) and

         312,498 shares related to options exercisable.
(4) The issued share capital of 529452 B.C. Ltd. consists of 100 Class A voting shares and 100 Class B non-voting shares and 1,000 Class C preferred shares and 1,000 Class D preferred shares. Jim McIntosh holds 51 of the Class A voting shares, 51 of the Class B non-voting shares and all 1,000 of the Class D preferred shares.
(5) Relates to 487,614 shares for options exercisable within 60 days of December 31, 2003.
(6) Relates to 187,500 shares for options exercisable within 60 days of December 31, 2003.
(7) Relates to 187,500 shares for options exercisable within 60 days of December 31, 2003.
(8) Relates to 182,297 shares for options exercisable within 60 days of December 31, 2003.
(9) Relates to 87,500 shares for options exercisable within 60 days of December 31, 2003.
(10) Relates to 87,500 shares for options exercisable within 60 days of December 31, 2003.
(11) Relates to 87,500 shares for options exercisable within 60 days of December 31, 2003.
(12) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common shares subject to options currently exercisable, or exercisable within 60 days after December 31, 2002, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, senior officer or principal shareholder of the Company, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company from January 1, 2003 through December 31, 2003.

                                     PART IV

                 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES


      The fees billed by KPMG LLP for the indicated services performed during fiscal 2003 and fiscal 2002 were as follows:


                                                       FISCAL 2003          FISCAL 2002
                                                    -------------------  ------------------
Audit fees                                          $            55,900  $           67,330
Audit-related fees                                               63,600              44,065
Tax fees                                                         27,537                   -
All other fees                                                   42,973                   -
                                                    -------------------  ------------------
Total fees                                          $           190,010  $          111,395
                                                    ===================  ==================

      Audit fees: Consists of fees related to professional services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards.


      Audit-related fees: Consists of fees for assurance and related services and consisted primarily professional services rendered in connection with equity financings.


      Tax fees: Consists of fees billed for professional services related to federal and state tax return preparation.



      All other fees: Consists primarily of fees for a subscription to electronic research materials.

      Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. All fees billed by outside auditors incurred in 2003 were pre-approved by the audit committee. Our audit committee has determined that KPMG's rendering of all other non-audit services is compatible with maintaining auditor independence.

      The audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations projects. Each category is subject to a specific budget or quarterly dollar amount. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

    ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      LIST THE FOLLOWING DOCUMENTS FILED AS A PART OF THE REPORT:

FINANCIAL STATEMENTS

 Auditor's Report....................................................................
 Consolidated Balance Sheet..........................................................1
 Consolidated Statements of Operations and Deficit...................................2
 Consolidated Statements of Cash Flows...............................................3
 Notes to Consolidated Financial Statements..........................................5

EXHIBITS

(a) Exhibits

EXHIBIT NO.      DESCRIPTION
----------       -----------

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

*4.5(5)          Stock Option Plan, as amended

4.6(6)           Form of Shareholders Rights Plan Agreement dated as of June 5, 2000 between the Corporation and
                 Montreal Trust Company of Canada

4.7(10)          Warrant Certificate dated July 24, 2001 issued to Thomas Koll

10.1(2)          Investor Relations Agreement dated September 1, 1998 between the Corporation and IRG Investor
                 Relations Group Ltd.

10.2(2)          Investor Relations Agreement dated September 1, 1998 between the Corporation and Staff Financial

EXHIBIT NO.      DESCRIPTION
----------       -----------

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

10.20(4)         Letter of Intent dated May 8, 2000 among the Corporation, Kevin Jampole and Robert Heath

10.21(7)         Lease Agreement dated April 26, 2000 between the Corporation and Tonko-Novam Management Ltd.

*10.22(8)        Employment Agreement dated December 14, 2000 between the Corporation and Thomas Koll

10.23(8)         Lease dated December 7, 2000 between the Corporation and Principal Development Investors, llc

10.24(9)         Employment Agreement dated April 16, 2001 between the Corporation and Jeff Feinstein

10.25(9)         Lease Agreement between the Corporation and Sterling Realty Organization Co.


EXHIBIT NO.      DESCRIPTION
----------       -----------

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

*10.42(13)       Amendment to Employment Agreement between the Corporation and Sal Visca dated July 9, 2002

*10.43(13)       Amendment to Employment Agreement between the Corporation and Sal Visca dated September 5, 2002

*10.44(13)       Employment Agreement between the Corporation and Thomas Koll dated April 23, 2002

*10.45(13)       Employment Agreement between the Corporation and Ron Jasper dated October 10, 1997

*10.46(13)       Amendment to Employment Agreement between the Corporation and Ron Jasper dated July 9, 2002

*10.47(13)       Employment Agreement between the Corporation and Bill Tam dated July 9, 2002

*10.48(13)       Employment Agreement between the Corporation and George Reznik dated July 9, 2002

*10.49 (14)      Acquisition Agreement dated May 28, 2003 between the Company and HiddenMind

*10.50 (15)      Stock Purchase Agreement among Infowave Software, Inc., Telispark, Inc. and the Sellers Named in the


EXHIBIT NO.      DESCRIPTION
----------       -----------

                 First Paragraph dated January 7, 2004

*10.51 (16)      Telispark, Inc. 2000 Stock Option Plan, as amended

*31.1            Section 302 Certification of Chief Executive Officer

*31.2            Section 302 Certification of Chief Financial Officer

*32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

*32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

99.1             Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements



*        Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Corporation's Form 8-K filed on September 25, 2000.
(2) Incorporated by reference to the Corporation's Registration Statement on Form 20-F (No. 0-29944).
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-Q for the period ended March 31, 2000.
(5) Incorporated by reference to the Corporation's Registration Statement on Form S-8 (Registration No. 333-39582) filed on June 19, 2000.
(6) Incorporated by reference to the Corporation's Registration Statement on Form 8-A filed on July 13, 2000.
(7) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(11) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
(12) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(13) Incorporated by reference to the Corporation's Form 8-K filed on September 26, 2002.
(14) Incorporated by reference to the Corporation's Form 8-K filed on July 21, 2003.
(15) Incorporated by reference to the Corporation's Form 8-K filed on January 7, 2004.
(16) Incorporated by reference to the Corporation's Form S-8 filed on February 20, 2004.


(b) REPORTS ON FORM 8-K

The following reports on 8-K were filed during the three months ended on December 31, 2003:

October 9, 2003-Press release dated October 6, 2003 pertaining to the Company being made aware that Visto issued a press release in which in filed claims against the Company alleging patent infringement.

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

                 SIGNATURE                                    TITLE                               DATE
                 ---------                                    -----                               ----



                                              President and  Chief Financial
/s/ Jerry Meerkatz                            Officer                                 March 30, 2004
---------------------------------------------                                         ------------------------------
Jerry Meerkatz



/s/ George Reznik                             Chief Financial Officer                 March 30, 2004
---------------------------------------------                                         ------------------------------
George Reznik



/s/ Thomas Koll                               Chairman of the Board                   March 30, 2004
---------------------------------------------                                         ------------------------------
Thomas Koll



/s/ Jim McIntosh                              Director                                March 30, 2004
---------------------------------------------                                         ------------------------------
Jim McIntosh



/s/ Gerald Trooien                            Director                                March 30, 2004
---------------------------------------------                                         ------------------------------
Gerald Trooien



/s/ Jean-Francois Heitz                       Director                                March 30, 2004
---------------------------------------------                                         ------------------------------
Jean-Francois Heitz



/s/ Llewellyn Turnquist                       Director                                March 30, 2004
---------------------------------------------                                         ------------------------------
Llewellyn Turnquist



/s/ Christine Rogers                          Director                                March 30, 2004
---------------------------------------------                                         ------------------------------
Christine Rogers

                                              Director
---------------------------------------------                                         ------------------------------
Leonard Brody



                                              Director
---------------------------------------------                                         ------------------------------
Tarrnie Williams
